Form 10-Q
period 2000-05-31
APW LTD
filed 2000-08-17
CIK 1111938

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

Mark One
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended May 31, 2000

                                      OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-15851

                                   APW Ltd.
            (Exact name of Registrant as specified in its charter)

                  Bermuda                              04-2576375
                  -------                              ----------
      (State or other jurisdiction of           (I.R.S. Employer Id. No.)
      incorporation or organization)



                       N22 W23685 Ridgeview Parkway West
                        Waukesha, Wisconsin 53188-1013
         Mailing address:  P. O. Box 325, Milwaukee, Wisconsin  53201
         ------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (262) 523-7600
                                --------------
                        (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X          No
                                  -----            -----


The number of shares outstanding of the Registrant's Common Stock (including related Preferred Stock purchase rights) as of August 15, 2000 was 39,202,646.

                                    APW Ltd.
                                     INDEX

                                                                                                       Page  No.
                                                                                                       ---------
PART I - FINANCIAL INFORMATION
------------------------------
Item 1 - Unaudited Combined Financial Statements

               Combined Statements of Earnings -
                  For the Three and Nine Months Ended
                  May 31, 2000 and May 31, 1999............................................................3

               Combined Balance Sheets -
                  As of May 31, 2000 and August 31, 1999...................................................4

               Combined Statements of Cash Flows -
                  For the Nine Months Ended May 31, 2000 and May 31, 1999..................................5

               Notes to Combined Financial Statements......................................................6

Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................................................10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.......................................16


PART II - OTHER INFORMATION
---------------------------

Item 2 - Changes in Securities............................................................................17

Item 4 - Submission on Matters to a Vote of Security Holders..............................................17

Item 5 - Other Information................................................................................18

Item 6 - Exhibits and Reports on Form 8-K.................................................................24

SIGNATURE.................................................................................................24
---------

PART I  - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------


                                    APW Ltd.
                        COMBINED STATEMENTS OF EARNINGS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                               Three Months Ended                 Nine Months Ended
                                                                     May 31,                           May 31,
                                                            ------------------------          ------------------------
                                                              2000            1999              2000            1999
                                                            --------        --------          --------        --------
Net sales                                                   $319,798        $260,524          $886,014        $773,763
Cost of products sold                                        237,060         188,116           653,577         561,503
                                                            --------        --------          --------        --------

       Gross profit                                           82,738          72,408           232,437         212,260

Engineering, selling and administrative expenses              50,933          46,639           142,792         138,054
Corporate reorganization expenses                                641               -             2,803               -
Amortization of intangible assets                              6,002           5,235            17,844          14,943
                                                            --------        --------          --------        --------

       Operating earnings                                     25,162          20,534            68,998          59,263

Net financing costs                                           14,655          14,182            38,222          37,761
Other (income) expense, net                                     (395)             95               958          (1,186)
                                                            --------        --------          --------        --------

Earnings before income tax expense                            10,902           6,257            29,818          22,688

Income tax expense                                             4,576           2,703            12,548           8,116
                                                            --------        --------          --------        --------

Earnings before extraordinary item                             6,326           3,554            17,270          14,572

Extraordinary loss on early retirement of debt, net of
       income tax benefit of $1,250                                -               -            (2,083)              -
                                                            --------        --------          --------        --------

Net earnings                                                $  6,326        $  3,554          $ 15,187        $ 14,572
                                                            ========        ========          ========        ========

Basic and diluted earnings per share:
  Earnings per share before extraordinary item              $   0.16        $   0.09          $   0.44        $   0.38

  Extraordinary loss on early retirement of debt,
     net of income tax benefit                                     -               -             (0.05)              -
                                                            --------        --------          --------        --------

  Earnings per share                                        $   0.16        $   0.09          $   0.39        $   0.38
                                                            ========        ========          ========        ========

  Weighted average common shares outstanding                  39,094          38,910            39,045          38,783
                                                            ========        ========          ========        ========

             See accompanying Notes to Combined Financial Statements

                                   APW Ltd.
                            COMBINED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                May 31,           August 31,
                                                                                 2000                1999
                                                                              ----------          ----------
                                                                              (Unaudited)
                                              ASSETS

Current assets:
         Cash and cash equivalents                                            $        -          $   15,002
         Accounts receivable, net                                                103,100             101,765
         Inventories, net                                                        136,215             106,794
         Prepaid expenses and deferred income taxes                               18,023              14,206
                                                                              ----------          ----------
                 Total current assets                                            257,338             237,767

Property, plant and equipment, net                                               173,895             194,904
Goodwill and other intangible assets, net                                        689,816             698,887
Other assets                                                                      49,053              48,420
                                                                              ----------          ----------

                 Total assets                                                 $1,170,102          $1,179,978
                                                                              ==========          ==========


                                      LIABILITIES AND EQUITY

Current liabilities:
         Short-term borrowings                                                $    4,973          $    3,207
         Trade accounts payable                                                  130,519             105,154
         Accrued compensation and benefits                                        24,368              26,749
         Income taxes payable                                                     35,801              37,295
         Other current liabilities                                                41,703              58,749
                                                                              ----------          ----------
                 Total current liabilities                                       237,364             231,154

Long-term debt                                                                   648,833             725,579
Deferred income taxes                                                              7,885               8,149
Other liabilities                                                                 44,915              42,260

Equity:
         Combined equity                                                         248,409             183,328
         Accumulated other comprehensive income                                  (17,304)            (10,492)
                                                                              ----------          ----------
                  Total equity                                                   231,105             172,836
                                                                              ----------          ----------

                  Total liabilities and equity                                $1,170,102          $1,179,978
                                                                              ==========          ==========

             See accompanying Notes to Combined Financial Statements

                                   APW Ltd.
                       COMBINED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                             Nine Months Ended
                                                                                                  May 31,
                                                                                         ------------------------
                                                                                           2000           1999
                                                                                         --------       ---------
Operating activities
--------------------
Net earnings                                                                             $ 15,187       $  14,572
Adjustments to reconcile net earnings to net cash
      provided by operating activities:
           Depreciation and amortization                                                   43,899          38,627
           Gain on sale of assets                                                            (284)           (717)
           Extraordinary loss on early retirement of debt                                   3,333               -
           Changes in operating assets and liabilities, excluding
               the effects of business acquisitions:
                    Accounts receivable                                                   (10,238)          3,340
                    Inventories                                                           (27,469)         (7,912)
                    Prepaid expenses and other assets                                      (3,363)         (6,807)
                    Trade accounts payable                                                 25,441          (5,464)
                    Other liabilities                                                     (32,105)         (5,090)
                                                                                         --------       ---------
     Net cash provided by operating activities                                             14,401          30,549


Investing activities
--------------------
Proceeds on the sale of property, plant and equipment                                       2,579           5,823
Additions to property, plant and equipment                                                (28,479)        (27,834)
Business acquisitions, net of cash acquired                                               (11,298)       (387,067)
Other investing activities                                                                 (4,508)              -
                                                                                         --------       ---------
     Net cash used in investing activities                                                (41,706)       (409,078)


Financing activities
--------------------
Investments by Applied Power Inc., net, including
      debt allocations                                                                     24,032         357,135
Net principal payments on long-term debt                                                  (48,059)        (12,845)
Proceeds from sale/leaseback financing                                                     26,144               -
Additional receivables financed                                                             9,656          32,763
                                                                                         --------       ---------
     Net cash provided by financing activities                                             11,773         377,053

Effect of exchange rate changes on cash                                                       530             196
                                                                                         --------       ---------

Net decrease in cash and cash equivalents                                                 (15,002)         (1,280)

Cash and cash equivalents - beginning of period                                            15,002           1,280
                                                                                         --------       ---------

Cash and cash equivalents - end of period                                                $      -       $       -
                                                                                         ========       =========

             See accompanying Notes to Combined Financial Statements

                                    APW Ltd.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

Note 1 - Distribution Transaction and Description of Business

On January 26, 2000, Applied Power Inc's. ("Applied Power") board of directors authorized various actions intended to put Applied Power in a position to distribute its Electronics business segment ("APW Ltd." or the "Company") to its shareholders in the form of a special dividend (the "Distribution"). On July 7, 2000, Applied Power's board of directors approved the Distribution. The Distribution occurred on July 31, 2000, at which time shareholders of Applied Power Inc. common stock, as of the July 21, 2000 record date, received one share of APW Ltd. common stock for every Applied Power Inc. share owned. APW Ltd. now trades separately on the New York Stock Exchange ("NYSE") as "APW". As part of the Distribution, APW Ltd. has been incorporated as a Bermuda corporation.

APW Ltd. is a leading global provider of electronics manufacturing services ("EMS") focused on the rapidly growing integrated electronic enclosure systems market. Operating in over 40 locations in North America, Europe and Asia, APW Ltd. supplies electronic enclosures, power supplies, thermal management systems, backplanes and cabling, either as individual products, or as an integrated custom system, incorporating APW Ltd.'s product design, supply chain management, manufacturing, assembly, testing and drop-ship capabilities primarily to original equipment manufacturers ("OEM") in the communications, computing and internet services markets.

Note 2 - Basis of Presentation

The accompanying unaudited Combined Financial Statements of APW Ltd. and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Combined Balance Sheet data as of August 31, 1999 was derived from audited Combined Financial Statements, but does not include all disclosures required by generally accepted accounting principles. For additional information, refer to the Combined Financial Statements and footnotes thereto in the Company's Form 10/A Amendment No. 2 Registration Statement filed with the SEC on July 7, 2000.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial results have been made. Operating results for the three and nine months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending August 31, 2000.

For all periods presented, the financial statement presentation assumes that the Electronics businesses of Applied Power Inc. that were contributed to APW Ltd. in connection with the Distribution were organized as a separate legal entity. Assets and liabilities of Applied Power's Electronics business segment that were transferred to APW Ltd. are included in the Unaudited Combined Balance Sheets. The Combined Financial Statements of APW Ltd. also include allocations of certain Applied Power Inc. corporate assets, liabilities and expenses as discussed below.

The financial statements assume that Applied Power Inc. has provided certain general and administrative services to APW Ltd. including administration, finance, legal, tax, treasury, information systems, corporate communications and human resources. The cost for these services has been allocated to APW Ltd. by Applied Power Inc. based upon a formula that includes sales, operating profit, assets and headcount. Management of APW Ltd. believes that the allocation of cost for these services is reasonable. After the Distribution, APW Ltd. will be required to perform these general and administrative services using its own resources or purchased services and will be responsible for the costs and expenses associated with the management of a public company. Certain assets and liabilities related to the above general and administrative services have been allocated by Applied Power Inc. to APW Ltd. on a basis consistent with the expense allocation.

Applied Power Inc.'s historical practice had been to incur indebtedness for its consolidated businesses at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Accordingly, historical amounts include debt and related interest expense allocated to APW Ltd. from Applied Power Inc. based on the portion of Applied Power Inc.'s investment in APW Ltd. which is deemed to be debt. This allocation is based upon a cash flow model which details the historical uses of debt proceeds by APW Ltd. and the deemed debt repayments by APW Ltd. based on free cash flow. Management believes that the allocation of corporate debt and related interest expense for the historical periods is reasonable.

The allocation methodology followed in preparing the Combined Financial Statements may not necessarily reflect the results of operations, cash flows, or financial position of APW Ltd. in the future, or what the results would have been had APW Ltd. been a separate, stand-alone public entity for all periods presented. It also does not reflect the debt alignment that was instituted as part of the Distribution which was effective July 31, 2000.


Note 3 - Earnings Per Share

Basic and diluted weighted average shares used to calculate earnings per share for APW Ltd. are the same as the historical Applied Power Inc. basic weighted average shares outstanding. We have used Applied Power Inc. basic shares outstanding for periods presented prior to the July 31, 2000, Distribution date for the following reasons: (i) upon the Distribution, each shareholder of Applied Power Inc. common stock received an equivalent number of APW Ltd. shares and (ii) there were no common stock equivalents of APW Ltd. prior to the Distribution.

The following table sets forth the computation of basic and diluted earnings per share for APW Ltd. Fiscal 2000 (unaudited) results include one-time items as discussed in Note 9 "Extraordinary and Other Non-recurring Items") (in thousands, except per share amounts):

                                                              Three Months Ended              Nine Months Ended
                                                                   May 31,                         May 31,
                                                         -----------------------------   -----------------------------
                                                             2000             1999            2000            1999
                                                         ------------    -------------   -------------   -------------
Numerator:
    Earnings before extraordinary item                   $     6,326     $      3,554    $     17,270    $     14,572

    Extraordinary loss, net of tax                                 -                -          (2,083)              -
                                                         ------------    -------------   --------------  -------------

    Net earnings for basic and diluted earnings per
      share                                              $     6,326     $      3,554    $     15,187    $     14,572
                                                         ============    =============   =============   =============

Denominator:
    Weighted average common shares outstanding for
      basic and diluted earnings per share                    39,094           38,910          39,045          38,783
                                                         ============    =============   =============   =============

Basic and Diluted Earnings Per Share:
    Earnings per share before extraordinary item         $      0.16      $      0.09    $       0.44    $       0.38

    Extraordinary loss, net of tax                                 -                -           (0.05)              -
                                                         ------------    -------------   -------------   -------------

    Earnings per share                                   $      0.16     $       0.09    $       0.39    $       0.38
                                                         ============    =============   =============   =============


Note 4 - Comprehensive Income

The components of comprehensive income are as follows (in thousands):

                                                              Three Months Ended              Nine Months Ended
                                                                   May 31,                         May 31,
                                                         -----------------------------   -----------------------------
                                                            2000             1999            2000            1999
                                                         ------------    -------------   -------------   -------------
    Net earnings                                          $   6,326       $    3,554      $   15,187     $     14,572
    Foreign currency translation adjustments                 (8,514)          (5,422)         (6,812)          (4,255)
                                                         ------------    -------------   -------------   --------------
    Comprehensive (loss) income                           $  (2,188)      $   (1,868)     $    8,375     $     10,317
                                                         ============    =============   =============   =============

Note 5 - Acquisitions

On April 1, 2000, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Malcoe Enclosures Limited ("Malcoe"). Malcoe specializes in the design and manufacture of shelters, large walk-in enclosures generally used to house telecom equipment. The total purchase price totaled $1.6 million, including fees and expenses. The acquisition was funded by borrowings under Applied Power credit facilities. The acquisition has been accounted for using the purchase method and the results of operations of the acquired company are included in the Combined Statements of Earnings from the acquisition date. Preliminary allocations of the purchase price resulted in approximately $1.5 million in goodwill.

On January 28, 2000, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Metalade of Pennsylvania Inc. ("Metalade"). Metalade specializes in metal fabrication relating to electronics enclosures. The total purchase price totaled $8.7 million, including fees and expenses, with future consideration not to exceed $5.0 million, based on the attainment of targeted sales levels. The acquisition was funded by borrowings under Applied Power credit facilities. The acquisition has been accounted for using the purchase method and the results of operations of the acquired company are included in the Combined Statements of Earnings from the acquisition date. Preliminary allocations of the purchase price resulted in approximately $6.7 million in goodwill.

Note 6 - Net Inventories

The nature of APW Ltd.'s products is such that they have a very short production cycle. Consequently, the amount of work-in-process at any point in time is minimal. Many parts or components are ultimately either sold individually or assembled with other parts making a distinction between raw materials and finished goods impractical to determine. At these locations, APW Ltd. has not deemed it necessary or cost effective to categorize inventory by state of completion, but rather between material, labor and overhead.

As a result of these factors, it is neither practical nor cost effective to segregate the amounts of raw materials, work-in-process or finished goods inventories at the respective balance sheet dates, as segregation would only be possible as the result of physical inventories which are taken at dates different from the balance sheet dates.

Note 7 -  Financing

On August 1, 2000 APW Ltd. entered into a 3-year, $600.0 million revolving credit facility. The proceeds of the credit facility will be used to; (i) refinance a portion of Applied Power Inc.'s existing indebtedness, (ii) finance working capital, capital expenditures and general corporate requirements, and
(iii) finance potential future acquisitions. Under the revolving credit facility, the Company can borrow at a floating rate of LIBOR plus 0.750% to 1.750% annually, depending on the Company's total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. Based on the Company's current total debt to EBITDA ratio, the Company incurs interest at 1.125% above the 30-day LIBOR. A non-use fee, computed at a rate of 0.200% to 0.375% annually, depending on the Company's total debt to EBITDA ratio, is payable quarterly on the average unused credit line.

On July 31, 2000, as a part of the Distribution, APW Ltd. assumed Applied Power Inc.'s accounts receivable financing facility. On that date, the facility was amended by decreasing the amount available under the facility from $150.0 million to $100.0 million. The facility was also amended to sell the receivables without recourse. The assumed accounts receivable financing facility agreement expires in November, 2000. All other substantive terms of the amended agreements remained the same as they were under Applied Power Inc.

Under the terms of the assumed accounts receivable financing facility, APW Ltd. and certain subsidiaries (collectively, "Originators") sell trade accounts receivable to Applied Power Credit Corporation ("APCC"), a wholly-owned, limited purpose subsidiary of the Company as of July 31, 2000. APCC is a separate corporate entity that sells participating interests in its pool of accounts receivable to financial institutions ("Purchasers"). The Purchasers, in turn, receive an ownership and security interest in the pool of receivables. Participation interests in new receivables generated by the Originators are purchased by APCC and resold to the Purchasers as collections reduce previously sold participation interests. The sold accounts receivable to Purchasers are reflected as a reduction of receivables in the Combined Balance Sheet. APCC has no risk of credit loss on such receivables as they are sold without recourse. The Company retains collection and administrative responsibilities on the participation interests sold as servicer for APCC and the Purchasers.

On May 30, 2000, the Company received $26.1 million in net proceeds from a sale-leaseback transaction related to five properties located in the United States. The initial term of the lease is for 17 years with an effective lease rate of 9.35%. The gain resulting from the transaction has been deferred and will be amortized into income in proportion to rental expense over the initial term of the lease.

See additional discussion of the Company's debt realignment in Part II
Item 5 - Other Information.

Note 8 - Combined Equity

The "Combined equity" caption in the accompanying Combined Financial Statements represents Applied Power's cumulative net investment in the combined businesses of APW Ltd. Changes in the "Combined equity" caption represent the net income
(loss) of APW Ltd., net cash and noncash contributions from (distributions to) Applied Power, changes in allocated corporate debt and allocated corporate interest, net of tax.

Note 9 - Extraordinary  and Other Non-recurring Items

In January 2000, a subsidiary of APW Ltd. retired $50.0 million of senior promissory notes that were due March 8, 2011. The notes were retired in anticipation of the planned spin-off of APW Ltd. In connection with this early retirement of debt, APW Ltd. paid a $3.3 million make-whole premium, $2.1 million net of tax benefit. This premium payment has been recorded in APW Ltd.'s Combined Statement of Earnings for the nine months ended May 31, 2000, as an extraordinary loss, net of tax benefit.

During the first nine months of fiscal 2000, Applied Power allocated to APW Ltd. a total of $2.8 million, $1.8 million net of taxes, for fees and expenses associated with the Distribution transaction and incorporating APW Ltd. in Bermuda. Those fees and expenses are classified under the caption "Corporate reorganization expenses" in the Combined Statements of Earnings, and represent APW Ltd.'s allocated portion of legal, accounting, tax and investment banking fees incurred through May 31, 2000 (unaudited).

Note 10 -Subsequent Events

On July 19, 2000, APW Ltd. announced that its board of directors had approved the APW Ltd. 2000 Stock Option Plan and under this plan, 106 employees had been granted approximately 2.3 million options. The options were priced based on the closing price of APW Ltd. common stock on the fourth "when-issued" trading day, which was July 27, 2000. The options will vest if the common stock of APW Ltd. reaches $80 per share within three years and the individual is still employed with APW Ltd. Alternatively, the options vest in seven years following date of grant if the individual is still employed with APW Ltd.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Risk Factors That May Affect Future Results

The following discussion of the financial condition and results of operations of APW Ltd. and its subsidiaries should be read in conjunction with the accompanying Combined Financial Statements of APW Ltd. and its subsidiaries, and related notes thereto. The Combined Financial Statements of APW Ltd. and its subsidiaries generally reflect the financial position, results of operations and cash flows of the operations transferred to APW Ltd. from Applied Power Inc. in connection with the Distribution (see Overview below). Accordingly, APW Ltd.'s Combined Financial Statements have been carved out from the Consolidated Financial Statements of Applied Power Inc. using the historical results of operations and historical basis of the assets and liabilities of APW Ltd.'s Electronics businesses and allocates certain Applied Power Inc. corporate assets, liabilities and expenses as discussed below. Management believes the assumptions underlying APW Ltd.'s financial statements are reasonable.

Overview

On January 26, 2000, Applied Power's board of directors authorized various actions intended to put Applied Power in a position to distribute its Electronics Business segment ("APW Ltd." or the "Company") to its shareholders, in the form of a special dividend (the "Distribution").

On July 7, 2000, Applied Power's board of directors approved the Distribution of its Electronics businesses. The Distribution occurred on July 31, 2000, with shareholders of Applied Power Inc. common stock receiving one share of APW Ltd. common stock for every Applied Power Inc. share owned as of the July 21, 2000, the record date. APW Ltd. now trades separately on the New York Stock Exchange ("NYSE") as "APW" and Applied Power Inc. is continuing to trade on the NYSE, but has changed its ticker symbol to "ATU" and will subsequently change its name to Actuant Corporation. Prior to the Distribution, APW Ltd. was converted to a Bermuda corporation. The Distribution is expected to be tax-free to Applied Power shareholders.

The Company is organized as one reportable segment. APW Ltd. is a leading global electronics manufacturing services ("EMS") provider focused on the rapidly growing integrated electronic enclosure systems market. Operating in over 40 locations throughout North America, Europe and Asia, APW Ltd. supplies a broad range of individual components and integrated manufacturing services to original equipment manufacturers ("OEM") primarily in the communications, computing, and internet markets. APW Ltd. also provides a comprehensive portfolio of electronic products, including electronic enclosures, power supplies, thermal management systems, backplanes and cabling, either as individual products, or as an integrated custom system.

Applied Power Allocations

Applied Power has provided certain general and administrative services to APW Ltd. including administration, finance, legal, tax, treasury, information systems, corporate communications and human resources. The cost for these services was allocated to APW Ltd. by Applied Power based upon a formula that includes sales, operating profit, assets and headcount. Management believes that the allocation of cost for these services is reasonable. After the Distribution, APW Ltd. is now required to perform these general and administrative services using its own resources or purchased services and will be responsible for the costs and expenses associated with the management of a public company. See Part II Item 5 - Other Information for further discussion of APW Ltd. general corporate expenses after the Distribution.

Applied Power's historical practice has been to incur indebtedness for its consolidated businesses at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Accordingly, historical amounts for APW Ltd. include debt and related interest expense allocated from Applied Power based on the portion of Applied Power's investment in APW Ltd. which is deemed to be debt. This allocation is based upon a cash flow model which details the historical uses of debt proceeds by APW Ltd. and the deemed debt repayments by APW Ltd. based on free cash flow. Management believes that the allocation of corporate debt and related interest expense for the historical periods is reasonable. This historical allocation, however, is not indicative of the total amount of debt that APW Ltd. will have upon completion of Applied Power's realignment of its consolidated debt after the Distribution. See the Company's debt realignment in Part II Item 5 - Other Information for further discussion of APW Ltd. debt levels after the Distribution.

The above allocation methodologies followed in preparing the accompanying Combined Financial Statements may not necessarily reflect the results of operations, cash flows, or financial position of APW Ltd. in the future, or what the results would have been had APW Ltd. been a separate stand-alone public entity for all periods presented.

Results of Operations

Net Earnings. Net earnings for the third quarter of fiscal 2000 were $6.3 million, or $0.16 per share. Excluding one-time items during the third quarter, net earnings were $6.7 million, or $0.17 per share, an increase of 86% over the $3.6 million, or $0.09 per share, in the prior year third quarter.

The one-time item recorded during the current fiscal year third quarter related to a $0.6 million charge, $0.4 million after-tax, allocated from Applied Power Inc. for costs incurred associated with the Distribution and incorporation of APW Ltd. in Bermuda.

For the nine months ended May 31, 2000, net earnings were $15.2 million, or $0.39 per share. Excluding one-time items in the current year, net earnings were $20.1 million or $0.51 per share, a 38% increase over the $14.6 million or $0.38 per share for the first nine months of last year. Sales for the first nine months of fiscal 2000 were a record $886.0 million, an increase of 15% over the same period last year, 18% excluding the negative effect of currency.

The one-time items in fiscal 2000 relate to (i) a $2.8 million allocated pre-tax charge, $1.8 million after-tax, related to costs incurred associated with the Distribution and costs to incorporate APW Ltd. in Bermuda; and (ii) a $2.1 million after-tax extraordinary charge related to a make-whole premium paid in connection with the early retirement of $50.0 million of senior promissory notes due March 8, 2011. The senior promissory notes were issued by a subsidiary of APW Ltd., therefore, the entire extraordinary charge was allocated to APW Ltd.

Net Sales. Sales revenues grew 23% and 15% for the quarter and year-to-date periods ended May 31, 2000, respectively, as compared to the prior year periods. Foreign currency translation adjustments had a negative effect of $10.0 million, or 3% and $28.6 million, or 3% for the quarter and year-to-date periods ended May 31, 2000, respectively.

-----------------------------------------------------------------------------------------------------------------
NET SALES BY GEOGRAPHIC LOCATION
-----------------------------------------------------------------------------------------------------------------
(in thousands)                  Three Months Ended                             Nine Months Ended
-----------------------------------------------------------------------------------------------------------------
                                      May 31,                                        May 31,
-----------------------------------------------------------------------------------------------------------------
                               2000           1999        Change              2000           1999        Change
-----------------------------------------------------------------------------------------------------------------
North America                $189,292       $145,308       30%              $516,376       $411,554       25%
Europe and other              130,506        115,216       13%               369,638        362,209        2%
-----------------------------------------------------------------------------------------------------------------
Total                        $319,798       $260,524       23%              $886,014       $773,763       15%
=================================================================================================================

APW Ltd. does business in many different geographic regions and is subject to various and diverse economic conditions. Fiscal 2000 North American sales grew 30% and 25% for the three and nine months ended May 31, 2000, respectively, primarily due to internal growth and to a lesser extent, the inclusion of acquisitions completed since the third quarter of fiscal 1999. European sales grew 13% and 2% for the three and nine months ended May 31, 2000, respectively.

Gross Profit. Third quarter and year-to-date gross profit dollars increased by 14% and 10%, respectively, over the comparable prior year periods. As a percentage of sales, gross profit decreased 2% during the current year third quarter as compared to the prior year third quarter. Compared to the prior year periods, the increase in gross profit dollars and decline in gross profit as a percentage of sales were a result of lower margin integration business accounting for a greater percentage of total revenues.

Engineering, Selling and Administrative Expenses. Fiscal 2000 third quarter engineering, selling and administrative ("ESA") expenses were 9% higher than reported in the third quarter of fiscal 1999. The increase in ESA expense during the quarter is a result of (i) additional costs incurred to expand the Company's infrastructure in anticipation of the Distribution of APW Ltd., (ii) an increase in allocation percentage for Applied Power general corporate expenses and (iii) additional ESA expenses incurred by businesses acquired since or during the third quarter of fiscal 1999. In total, ESA expenses were reduced to 16% of net sales for the current year quarter compared to 18% for the prior year quarter. The reduction was the result of continued efforts to manage spending levels throughout the Company.

Amortization of Intangible Assets. Amortization expense of $6.0 million and $17.8 million for the respective three and nine month periods ended May 31, 2000 was higher than in the comparable prior year periods due to the acquisitions completed during and subsequent to the first three quarters of fiscal 1999.

Corporate Reorganization Expense. Through the first nine months of the current fiscal year, APW Ltd. has recorded $2.8 million, $1.8 million after-tax, of fees and expenses associated with the Distribution and incorporating APW Ltd. in Bermuda. Those fees and expenses represent APW Ltd's allocated portion of legal, accounting, tax and investment banking fees incurred through May 31, 2000 for services related to the Distribution. Corporate reorganization expense of $0.6 million, $0.4 million net of tax, was recorded in the third quarter.

Operating Earnings. Excluding one time items in both periods, operating earnings margins for the three and nine months ended May 31, 2000 were 7.9% and 7.8%, respectively. Operating earnings margins, excluding one time items, for the three and nine months ended May 31, 1999 was 7.9% and 7.7%, respectively. The margin increase of 0.1% for the nine months ended May 31, 2000, versus the prior year, is a result of leverage on internal sales growth, efficient integration of acquired businesses, and continued efforts to manage spending levels throughout the Company.

Net Financing Costs. Fiscal 2000 third quarter Net Financing Costs is net of a $1.1 million pre-tax gain related to the unwinding of interest rate swap agreements during the second quarter of fiscal 2000 in conjunction with obtaining new credit agreements. Through nine months of fiscal 2000, Net Financing Costs include $4.4 million of pre-tax, recognized interest rate swap gains. The interest rate swap agreements were unwound by Applied Power in anticipation of the Distribution of the Electronics business segment and a portion of the associated gain was allocated to APW Ltd. Excluding the interest rate swap gains, Net Financing Costs for the nine months ended May 31, 2000 increased over the prior year period primarily as a result of a general increase in interest rates throughout fiscal 2000. Other factors attributing to the increase in Net Financing Costs in the first nine months of fiscal 2000 versus fiscal 1999 include additional borrowings incurred to finance acquisitions completed during and subsequent to the first nine months of fiscal 1999, offset by net repayments of debt. See "Applied Power Allocations" above for further discussion of net financing costs allocated to APW Ltd. from Applied Power.

Income Tax Expense. APW Ltd.'s effective tax rate for the first nine months of fiscal 2000 was 42.1%, compared to 35.8% in the same period of fiscal 1999. The goodwill and subsequent amortization expense recorded as a result of most of APW Ltd.'s acquisitions is non-deductible for tax purposes. The effective tax rate increased between periods due to a change in the mix of domestic and foreign income. The effective tax rate was higher than the statutory rate in both periods primarily as a result of state income taxes and non-deductible amortization of goodwill, offset by net effects of foreign tax rates and credits.

Management believes that APW Ltd.'s effective tax rate should decrease significantly in the future.

Extraordinary Loss. The results for the first nine months of fiscal 2000 include a $2.1 million after-tax extraordinary loss related to a make-whole premium paid in connection with the early retirement of $50.0 million of senior promissory notes of a subsidiary unit of APW Ltd. due March 8, 2011.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents totaled $0.0 million and $15.0 million at May 31, 2000 and August 31, 1999, respectively. The Company intentionally maintains relatively low cash balances by using available cash to reduce short-term and long-term bank borrowings.

Net cash generated from operations, after considering non-cash items and changes in operating assets and liabilities, totaled $14.4 million for the nine months ended May 31, 2000 versus $30.5 million for the comparable nine months ended
May 31, 1999.

Net cash used in investing activities totaled $41.7 million for the first nine months of fiscal 2000. Approximately $15.8 million was used for acquisitions and investments, while $28.5 million was used for capital expenditures. Those uses of cash were offset by $2.6 million in proceeds from the sale of equipment.

Financing activities in the first nine months of fiscal 2000 provided $11.8 million of net cash during the period. Cash investments by Applied Power Inc., net, including debt allocations to APW Ltd. for the nine months ended May 31, 2000 amounted to $24.0 million. APW Ltd.'s net repayments of debt principal amounted to $48.1 million. APW Ltd. received $26.1 million in net proceeds from a sale-leaseback transaction related to five properties located in the United States and an additional $9.7 million from the financing of receivables.

----------------------------------------------------------------------------------------------
TOTAL CAPITALIZATION      (in thousands)          May 31, 2000              August 31, 1999
----------------------------------------------------------------------------------------------
Total Debt                                      $653,806     73%            $728,786      80%
Total Equity                                     231,105     26%             172,836      19%
Deferred Income Taxes                              7,885      1%               8,149       1%
----------------------------------------------------------------------------------------------
Total                                           $892,796    100%            $909,771     100%
==============================================================================================

Total outstanding allocated debt at May 31, 2000 totaled $653.8 million, a decrease of approximately $75.0 million since the beginning of the fiscal year.

On August 1, 2000 APW Ltd. entered into a 3-year, $600.0 million revolving credit facility. The proceeds of the credit facility will be used to; (i) refinance a portion of Applied Power Inc. existing indebtedness, (ii) finance working capital, capital expenditures and general corporate requirements, and
(iii) finance potential future acquisitions. Under the revolving credit facility, the Company can borrow at a floating rate of LIBOR plus 0.750% to 1.750% annually, depending on the Company's total debt to earnings before interest taxes depreciation and amortization ("EBITDA") ratio. Based on the Company's current total debt to EBITDA ratio, the Company incurs interest at 1.125% above the 30-day LIBOR. A non use fee, computed at a rate of 0.200% to 0.375% annually, depending on the Company's total debt to EBITDA ratio, is payable quarterly on the average unused credit line.

On July 31, 2000, as a part of the Distribution, APW Ltd. assumed Applied Power Inc.'s accounts receivable financing facility. On that date, the facility was amended by decreasing the amount available under the facility from $150.0 million to $100.0 million. The facility was also amended to sell the receivables without recourse. The assumed accounts receivable financing facility agreement expires in November, 2000. All other substantive terms of the amended agreements remained the same as they were under Applied Power Inc.


The Company believes that availability under its current credit facilities or other borrowings, plus funds generated from operations, will be adequate to meet operating, debt service and capital expenditure requirements for the foreseeable future.

Year 2000 Considerations
------------------------

In prior years, Applied Power had executed an action plan to ensure that its computer systems were capable of processing the periods for the Year 2000 and beyond. This action plan was completed in late calendar year 1999. As a result of those planning and implementation efforts, Applied Power Inc. experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. While no disruption has developed as of the date of this filing, Year 2000 problems may still surface throughout calendar year 2000. APW Ltd. will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout calendar year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Accounting and Technical Pronouncements
---------------------------------------

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured. The Company expects that SAB 101 will have not have a material effect on its financial statements.

Recent Developments
-------------------

On May 23, 2000, Applied Power Inc. announced its intention, on behalf of its APW Ltd. subsidiary, to acquire shelter integration businesses for housing telecom equipment from Ericsson. A shelter is a large walk-in enclosure generally used for housing and protecting telecommunications equipment. APW Ltd. believes the shelters will complement its existing enclosure offering by adding another solution for the telecom market place and by expanding its breadth of offerings. Because the proposed transaction is subject to ongoing due diligence, and no definitive agreements have been executed, there can be no assurance that the acquisition will be completed.

Forward-looking Statements and Cautionary Factors

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as statements in other Company communications, which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions, market conditions in the computer, semiconductor, telecommunication, and electronic industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive product and pricing pressures, foreign currency risk, interest rate risk, the Company's ability to access capital markets, and other factors that may be referred to in APW Ltd.'s reports filed with the Securities and Exchange Commission from time to time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

APW Ltd. is exposed to market risk from changes in foreign exchange and interest rates and, to a lesser extent, commodities. To reduce such risks, APW Ltd. selectively uses financial instruments. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which strictly prohibit the use of financial instruments for trading purposes.

A discussion of APW Ltd.'s accounting policies for derivative financial instruments is included in APW Ltd.'s Combined Financial Statements and footnotes thereto in the Company's Form 10/A Amendment No. 2 Registration statement filed with the SEC on July 7, 2000, within Note 2 - "Summary of Significant Accounting Policies" in Notes to Combined Financial Statements, and further disclosure relating to financial instruments is included in Note 9 - "Debt."

Currency Risk - APW Ltd. has significant international operations. In most instances, APW Ltd.'s products are produced at manufacturing facilities located near the customer. As a result, significant volumes of finished goods are manufactured in countries for sale into those markets. For goods purchased from other Company affiliates, APW Ltd. denominates the transaction in the functional currency of the producing operation.

APW Ltd. has adopted the following guidelines to manage its foreign exchange exposures:

(i) increase the predictability of costs associated with goods whose purchase price is not denominated in the functional currency of the buyer;

(ii) minimize the cost of hedging through the use of naturally offsetting positions (borrowing in local currency), netting, pooling; and

(iii) where possible, sell product in the functional currency of the producing operation.

APW Ltd.'s identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. APW Ltd. periodically identifies naturally occurring offsetting positions and then purchases hedging instruments to protect against anticipated exposures. APW Ltd.'s financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries.

Interest Rate Risk - APW Ltd. periodically enters into interest rate swaps to stabilize financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, APW Ltd. contracts with a counter party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense. Gains relating to terminations of qualifying hedges are deferred and recognized in income at the same time as the underlying hedged transactions.

Commodity Prices - APW Ltd. is exposed to fluctuation in market prices for steel. Therefore, APW Ltd. has established a program for centralized negotiation of steel prices. This program allows APW Ltd. to take advantage of economies of scale as well as to cap pricing. All business units are able to purchase steel under this arrangement. In general, the contracts lock steel pricing for 18 months and enable APW Ltd. to pay less if market prices fall.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities

APW Ltd. was formed as an indirect wholly-owned subsidiary of Applied Power through a continuation of an existing corporation (previously named Wright Line, Inc. and now named APW Ltd.) into Bermuda. As a result, APW Ltd. became a Bermuda corporation and at such time issued 1.2 million shares owned indirectly by Applied Power Inc. In connection with the Distribution, APW Ltd. issued additional shares totaling 37,997,135 which were held indirectly by Applied Power Inc. and on July 31, 2000, Applied Power Inc. distributed all 39,197,135 shares to the shareholders of Applied Power Inc.

Item 4 - Submission of Matters to a Vote of Security Holders

In connection with the Distribution, Applied Power Inc., which indirectly owned APW Ltd., authorized certain organizational matters, including adopting a form of bye-laws and amending the bye-laws with those described as in an annex to APW Ltd.'s Form 10 and the Information Statement. The Company also adopted a shareholder rights plan in the form summarized in the Information Statement sent to all shareholders. On July 18, 2000, the sole shareholder of APW Ltd. authorized the adoption of the shareholder rights plan as well as ratified the approval of certain options granted to the Company's management at a July 17, 2000 board meeting.

Item 5 - Other Information

Distribution

APW Ltd.'s securities were distributed to shareholders of Applied Power Inc. on July 31, 2000 and APW Ltd. is filing this Form 10-Q as an update to the information included in the Information Statement.

Unaudited Pro Forma Financial Information

The following unaudited pro forma combined statement of earnings and unaudited pro forma combined balance sheet present the combined results of APW Ltd. and its subsidiaries and its financial position, assuming that the transactions contemplated by the Distribution had been completed as of September 1, 1999 for statement of earnings purposes and as of May 31, 2000 for balance sheet purposes.

The unaudited pro forma information has been prepared utilizing the historical combined financial statements of APW Ltd. and its subsidiaries. This information should be read in conjunction with the accompanying historical combined financial statements. The unaudited pro forma financial data does not purport to be indicative of the results of APW Ltd. and its subsidiaries in the future or what the financial position and results of operations would have been had APW Ltd. been a separate, stand-alone entity during the periods shown.

                                   APW Ltd.

              Unaudited Pro Forma Combined Statement of Earnings
               (Dollars in thousands, except per share amounts)


                                                                        Nine Months Ended May 31, 2000
                                                              ----------------------------------------------------
                                                                                 Pro Forma               Pro
                                                               Historical         Adjustments           Forma
                                                              -------------    ---------------      --------------
Net sales                                                     $    886,014     $            -       $     886,014
Cost of products sold                                              653,577                  -             653,577
                                                              -------------    ---------------      --------------
       Gross profit                                                232,437                  -             232,437

Engineering, selling and administrative expenses                   142,792              3,216  (a)        146,008
Corporate reorganization expenses                                    2,803             (2,803) (b)              -
Amortization of intangible assets                                   17,844                  -              17,844
                                                              -------------    ---------------      --------------
       Operating earnings                                           68,998               (413)             68,585

Net financing costs                                                 38,222            (17,686) (c)         20,536
Other (income) expense, net                                            958                  -                 958
                                                              -------------    ---------------      --------------

Earnings before income tax expense                                  29,818             17,273              47,091

Income tax expense                                                  12,548              1,579  (d)         14,127
                                                              -------------    ---------------      --------------

Earnings before extraordinary item                                  17,270             15,694              32,964

Extraordinary loss on early retirement of debt,
      net of income tax benefit of $1,250                           (2,083)             2,083  (e)              -
                                                              -------------    ---------------      --------------


Net earnings                                                  $     15,187     $       17,777       $      32,964
                                                              =============    ===============      ==============
Basic and diluted earnings per share:
   Earnings per share before extraordinary item               $       0.44                          $        0.84
   Extraordinary loss, net of tax                                    (0.05)                                     -
                                                              -------------                         --------------
   Earnings per share                                         $       0.39                          $        0.84
                                                              =============                         ==============
   Weighted average common shares
     Outstanding (000's)                                            39,045                                 39,045
                                                              =============                         ==============


                     The accompanying notes are an integral part of these unaudited pro forma financial statements

                                   APW Ltd.
                  Unaudited Pro Forma Combined Balance Sheet
                            (Dollars in Thousands)

                                                                             May 31, 2000
                                                              -------------------------------------------
                                                                               Pro Forma          Pro
                                                              Historical      Adjustments        Forma
                                                              ----------      -----------      ----------
ASSETS
------
Current assets:
     Cash and cash equivalents                                $        -      $       -        $        -
     Accounts receivable, net                                    103,100              -           103,100
     Inventories, net                                            136,215              -           136,215
     Prepaid expenses and deferred income taxes                   18,023              -            18,023
                                                              ----------      ---------        ----------
             Total current assets                                257,338              -           257,338

Property, plant and equipment, net                               173,895              -           173,895
Goodwill and other intangibles assets, net                       689,816              -           689,816
Other assets                                                      49,053              -            49,053
                                                              ----------      ---------        ----------
             Total assets                                     $1,170,102      $       -        $1,170,102
                                                              ==========      =========        ==========

LIABILITIES AND EQUITY
----------------------
Current liabilities:
     Short-term borrowings                                    $    4,973      $       -        $    4,973
     Trade accounts payable                                      130,519              -           130,519
     Accrued compensation and benefits                            24,368              -            24,368
     Income taxes payable                                         35,801              -            35,801
     Other current liabilities                                    41,703              -            41,703
                                                              ----------      ---------        ----------
             Total current liabilities                           237,364              -           237,364

Long-term debt                                                   648,833       (382,000) (f)      266,833
Deferred income taxes                                              7,885              -             7,885
Other liabilities                                                 44,915              -            44,915

Equity:
     Common stock                                                      -            391  (f)          391
     Share premium                                                     -        630,018  (f)      630,018
     Combined equity (g)                                         248,409       (248,409) (f)            -
     Accumulated other comprehensive income                      (17,304)             -           (17,304)
                                                              ----------      ---------        ----------
             Total equity                                        231,105        382,000           613,105
                                                                              ---------        ----------
                                                              ----------
             Total liabilities and equity                     $1,170,102      $       -        $1,170,102
                                                              ==========      =========        ==========

   The accompanying notes are an integral part of these unaudited pro forma financial statements

                                   APW Ltd.
        Notes to the Unaudited Pro Forma Combined Financial Statements

(a) Pro forma adjustment to engineering, selling and administrative expenses of $3.2 million for the nine months ended May 31, 2000 represents the estimated incremental costs that would have been incurred by APW Ltd. for general corporate expenses if the transaction discussed in the Distribution would have occurred on September 1, 1999, the beginning of fiscal 2000. For the nine months ended May 31, 2000, total pro forma general corporate expenses are $9.0 million.

(b) Pro forma adjustment reflects the exclusion of APW Ltd.'s allocated portion of the non-recurring charges incurred by Applied Power associated with the Distribution. The pro forma Combined Statement of Earnings reflects the Distribution as having taken place at September 1, 1999 and as such, the one-time charge is excluded given that these corporate reorganization expenses would have been incurred by APW Ltd. before the Distribution.

(c) Pro forma adjustment reflects an adjustment to net financing costs based on the debt realignment anticipated with the Distribution. The debt realignment contemplates allocating APW Ltd. the remaining Applied Power debt balance outstanding after payment of costs associated with the Distribution, including transaction costs, estimated federal taxes from the reorganization and expenses in connection with redeeming the Applied Power subordinated notes, the receipt of proceeds from the divestiture of the Barry Wright Corporation (included in the Applied Power Industrial Business), the completion of sale-leaseback transactions and the allocation of $450.0 million of debt to Applied Power Inc. The pro forma adjustment is a result of APW Ltd.'s lower anticipated indebtedness and subsequent lower financing costs as a result of the debt realignment. The weighted average interest rate used to calculate pro forma net financing costs for the nine months ended May 31, 2000, was 7.75%, and is based on interest rates for various types of interest bearing obligations that APW Ltd. will enter into.

(d) Pro forma adjustment to income tax expense represents the anticipated lower effective tax rate of 30% (versus the historical effective tax rate of 42.1% for the nine months ended May 31, 2000) on the higher pro forma pre-tax earnings that APW Ltd. will be subject to after its incorporation in Bermuda.

(e) The pro forma adjustment represents the exclusion of the extraordinary loss on the early retirement of debt that was recorded during the nine months ended May 31, 2000, which was incurred in anticipation of the Distribution. The Pro Forma Combined Statement of Earnings presents the results of APW Ltd. as if the transaction discussed in the Distribution had occurred on September 1, 1999. Because the extraordinary loss was incurred by APW Ltd. before the Distribution, the pro forma results exclude this loss.

(f) The pro forma adjustment to debt and equity reflects the change in allocated debt from Applied Power to APW Ltd. that is a result of the debt realignment discussed in Note (c) above. The pro forma adjustment reflects the Distribution as the elimination of Applied Power's net investment in APW Ltd. and the issuance of 39.2 million shares of APW Ltd. common stock.

(g) The "Combined equity" caption in the Pro Forma Combined Balance Sheet represents Applied Power's cumulative net investment in the combined business of APW Ltd. Changes in the "Combined equity" caption represent the net income (loss) of APW Ltd., net cash and noncash contributions from (distributions to) Applied Power, changes in allocated corporate debt and allocated corporate interest, net of tax.

The following table summarizes the pro forma results of operations for the most recent seven quarters as if the Distribution had occurred on September 1, 1998, the beginning of fiscal 1999. The unaudited pro forma information has been prepared utilizing the historical Combined Financial Statements of APW Ltd. and its subsidiaries. This information should be read in conjunction with the accompanying historical Combined Financial Statements and related notes thereto. The unaudited pro forma financial data does not purport to be indicative of the results of APW Ltd. and its subsidiaries in the future or what the financial position and results of operations would have been had APW Ltd. been a separate, stand-alone entity during the periods shown.

                                   APW Ltd.
              Unaudited Pro Forma Combined Statement of Earnings
               (Dollars in thousands, except per share amounts)

                                                                                                  Nine
                                                                Three Months Ended             Months Ended
                                                    --------------------------------------     -------------
                                                    November 30,  February 29,     May 31,        May 31,
                                                        1999          2000          2000           2000
                                                    ------------  ------------    --------       --------
     Net sales                                        $289,126      $277,090      $319,798       $886,014

     Cost of products sold                             211,714       204,803       237,060        653,577
                                                      --------      --------      --------       --------

       Gross profit                                     77,412        72,287        82,738        232,437

     Engineering, selling and
       administrative expenses (a)                      48,256        45,917 (b)    51,835 (b)    146,008
     Amortization of intangible assets                   5,816         6,026         6,002         17,844
                                                      --------      --------      --------       --------

       Operating earnings                               23,340        20,344        24,901         68,585

     Net financing costs (c)                             6,987         6,915         6,634         20,536

     Other (income) expense, net                           546           807          (395)           958
                                                      --------      --------      --------       --------

     Earnings before income tax expense                 15,807        12,622        18,662         47,091

     Income tax expense (d)                              4,742         3,787         5,598         14,127
                                                      --------      --------      --------       --------

     Net earnings (e)                                 $ 11,065      $  8,835      $ 13,064       $ 32,964
                                                      ========      ========      ========       ========

     Basic and diluted earnings per share:
       Earnings per share                             $   0.28      $   0.23      $   0.33       $   0.84
                                                      ========      ========      ========       ========

       Weighted average common shares
         outstanding (000's)                            38,992        39,052        39,094         39,045
                                                      ========      ========      ========       ========

   The accompanying notes are an integral part of these unaudited financial statements

                                   APW Ltd.
              Unaudited Pro Forma Combined Statement of Earnings
                 (Dollars in thousands, except per share data)

                                                                 Three Months Ended                  Year Ended
                                                --------------------------------------------------   ----------
                                                November 30,  February 28,    May 31,   August 31,   August 31,
                                                    1998          1999         1999        1999         1999
                                                -----------   ------------   --------   ----------   ----------
       Net sales                                 $263,186       $250,054     $260,524    $281,574    $1,055,338
       Cost of products sold                      187,326        186,062      188,116     202,081       763,585
                                                 --------       --------     --------    --------    ----------
         Gross profit                              75,860         63,992       72,408      79,493       291,753

       Engineering, selling and
         administrative expenses (a)               48,726         44,942       47,763      51,183       192,614
         Amortization of intangible assets          4,808          4,900        5,235       5,933        20,876
                                                 --------       --------     --------    --------    ----------
         Operating earnings                        22,326         14,150       19,410      22,377        78,263

       Net financing costs (c)                      6,987          6,939        6,829       6,833        27,588
       Other (income) expense, net                   (104)        (1,177)          95        (600)       (1,786)
                                                 --------       --------     --------    --------    ----------

       Earnings before income tax expense          15,443          8,388       12,486      16,144        52,461
       Income tax expense (d)                       4,631          2,516        3,748       4,843        15,738
                                                 --------       --------     --------    --------    ----------
       Net earnings                              $ 10,812       $  5,872     $  8,738    $ 11,301    $   36,723
                                                 ========       ========     ========    ========    ==========

       Basic and diluted earnings per share:
         Earnings per share                      $   0.28       $   0.15     $   0.23    $   0.29    $     0.95
                                                 ========       ========     ========    ========    ==========

         Weighted average common shares
           outstanding (000's)                     38,649         38,786       38,910      38,960        38,825
                                                 ========       ========     ========    ========    ==========

(a) Pro forma engineering, selling and administrative expenses include $3.0 million of general corporate expenses per quarter for all quarters presented, versus the allocated portion of Applied Power Inc.'s allocated general corporate expenses as shown in Part I Item 1 - Combined Statements of Earnings.

(b) Includes pro forma adjustment that reflects the exclusion of APW Ltd.'s allocated portion of corporate reorganization expenses incurred by Applied Power associated with the Distribution. The pro forma Combined Statement of Earnings reflects the Distribution as having taken place at September 1, 1998 and as such, the corporate reorganization expenses are excluded given that expenses would have been incurred by APW Ltd. before the Distribution.

(c) Pro forma adjustment reflects an adjustment to net financing costs based on the debt realignment anticipated with the Distribution. The debt realignment contemplates allocating APW Ltd. the remaining Applied Power debt balance outstanding after payment of costs associated with the Distribution, including transaction costs, estimated federal taxes from the reorganization and expenses in connection with redeeming the Applied Power subordinated notes, the receipt of proceeds from the divestiture of the Barry Wright Corporation (included in the Applied Power Industrial Business), the completion of sale-leaseback transactions and the allocation of $450.0 million of debt to Applied Power Inc. The pro forma adjustment is a result of APW Ltd.'s lower anticipated indebtedness and subsequent lower financing costs as a result of the debt realignment. The weighted average interest rate used to calculate pro forma net financing costs for the nine months ended May 31, 2000, was 7.75%, and is based on interest rates for various types of interest bearing obligations that APW Ltd. will enter into.

(d) Includes pro forma adjustments to income tax expense for all quarters presented that represents the anticipated lower effective tax rate of 30% on the higher pro forma pre-tax earnings that APW Ltd. will be subject to after its incorporation in Bermuda.

(e) The pro forma adjustment represents the exclusion of the extraordinary loss on the early retirement of debt that was recorded during the nine months ended May 31, 2000, which was incurred in anticipation of the Distribution. The Pro Forma Combined Statement of Earnings presents the results of APW Ltd. as if the transaction discussed in the Distribution had occurred on September 1, 1999. The extraordinary loss was incurred by a subsidiary of APW Ltd. before the Distribution, therefore the pro forma results exclude this loss.

Item 6 - Exhibits and Reports on Form 8-K

(a) See Index to Exhibits on page 25, which is incorporated herein by reference.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         APW Ltd.
                                         (Registrant)



Date: August 17, 2000                    By: /s/Richard D. Carroll
                                             ----------------------
                                         Richard D. Carroll
                                         Vice President - Finance

                                         (Acting Principal Financial
                                         Officer and duly authorized to
                                         sign on behalf of the registrant)

                                   APW Ltd.
                              (the "Registrant")
                         (Commission File No. 1-15851)

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MAY 31, 2000
                               INDEX TO EXHIBITS

                                                                      Incorporated Herein                 Filed
  Exhibit                      Description                              By Reference To                 Herewith
------------   ---------------------------------------------   -----------------------------------    --------------
    27.1       Financial Data Schedule                                                                      X

    10.1       Multicurrency Credit Agreement dated as of                                                   X
               July 31, 2000 among APW Ltd., APW North
               America Inc., APW Holdings Denmark APS,
               various financial institutions, Bank One as
               Syndication Agent, The Chase Manhattan Bank
               as Documentation Agent and Bank of America,
               National Association, as Administrative Agent,
               arranged by Banc of America Securities LLC

    10.2       Assumption and Assignment Agreement                                                          X

    10.3       Amendment to Receivables Financing Agreement                                                 X

                                       25