Form 10-K405
period 2000-08-31
APW LTD
filed 2000-10-20
CIK 1111938

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 2000

                                      OR

  [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-15851

                                   APW Ltd.
            (Exact name of Registrant as specified in its charter)

                Bermuda                              04-2576375
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

                       N22 W23685 Ridgeview Parkway West
                        Waukesha, Wisconsin 53188-1013
           Mailing address: P.O. Box 325, Milwaukee, Wisconsin 53201
                   (Address of principal executive offices)

                                (262) 523-7600
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

   Common Stock, $0.01 par value per                New York Stock Exchange
                 share              (Name of each exchange on which registered)
(including the related Preferred Stock
Purchase Rights)
         (Title of each class)

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of October 4, 2000, the aggregate market value of Common Stock held by non-affiliates was approximately $1.7 billion, and there were 39,211,028 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 16, 2001 are incorporated by reference into
Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    APW Ltd.

                                     INDEX

                                                                            Page
                                                                            ----
                                     PART I

 Item 1.            Business.............................................     3
 Item 2.            Properties...........................................     9
 Item 3.            Legal Proceedings....................................     9
 Item 4.            Submission of Matters to a Vote of Security Holders..    10
 Supplementary Item Executive Officers of the Registrant.................    10

                                    PART II

                        Market for Registrant's Common Equity and Related
 Item 5.            Stockholders Matters.................................    11
 Item 6.            Selected Financial Data..............................    12
 Item 7.            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................    14
                    Quantitative and Qualitative Disclosures About Market
 Item 7A.           Risk.................................................    29
 Item 8.            Financial Statements and Supplementary Data..........    31
 Item 9.            Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.................    31

                                    PART III

 Item 10.           Directors and Executive Officers of the Registrant...    32
 Item 11.           Executive Compensation...............................    32
                      Security Ownership of Certain Beneficial Owners and
 Item 12.           Management...........................................    32
 Item 13.           Certain Relationships and Related Transactions.......    32

                                    PART IV

                      Exhibits, Financial Statement Schedules and Reports
 Item 14.           on Form 8-K..........................................    32

               FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS

   Certain statements contained in this document, as well as statements in other Company communications, which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate," "believe," "estimate," "expect," "objective," "plan," "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions, market conditions in the computing, communication, internet and electronic industries in North America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive product and pricing pressures, foreign currency risk, interest rate risk, the Company's ability to access capital markets, and other factors that may be referred to in APW Ltd.'s reports filed with the Securities and Exchange Commission from time to time.

   When used herein, the terms "APW Ltd.," "we," "us," "our," and the "Company" refer to APW Ltd. and its subsidiaries and other entities.

                                    PART I

Item 1. Business

 Description of the Business

   APW Ltd. is a leading global provider of electronics manufacturing services ("EMS"), focused on the rapidly growing custom integrated electronic enclosure systems market. We have the capabilities to design and manufacture a comprehensive portfolio of electronic products, including enclosures (technical housing and external structure and often the skeleton of the product), power supplies, thermal management systems, backplanes (large complex circuit panels used mostly in telecommunication equipment) and cabling, either as individual subassemblies or as custom integrated systems. In addition, we provide a wide range of integrated services to our customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. Our focus is large infrastructure solutions, such as wireless base stations and switches, enterprise hardware, and application service providers and Internet service providers. We are not targeting high volume markets, such as personal computers or cell phone handsets. Our solutions provide our customers with accelerated time-to-market and decreased time-to-volume production, while reducing their production costs and allowing them to focus on the design and marketing of their products. We believe our emphasis on technical innovation and vertically integrated engineering and manufacturing expertise, coupled with our total solution approach, which can be delivered on a worldwide basis, differentiates us in the marketplace.

   Operating in over 40 locations throughout North America, Europe and Asia, we provide our solutions and services to original equipment manufacturers ("OEMs"), primarily in the communications (datacom and telecom), computing (enterprise hardware--large servers, large data storage, networking) and Internet (application service providers and Internet service providers) markets. We believe that our size, global reach, product breadth, depth of engineering experience, scope of services, and demonstrated expertise uniquely position us to win large manufacturing contracts from leading global OEMs in our target markets. Our customers include industry leaders such as Applied Materials, Cisco, Compaq, Cymer, EMC, Ericsson, Fujitsu, Hewlett-Packard, IBM, Lucent, Marconi, Motorola, NCR, Nortel Networks, Sun Microsystems, UUNet and Verio. We believe that these customers will provide us with substantial growth opportunities due to their significant growth and their desire to migrate from a fragmented regional supply base to an integrated global supply capability, such as we offer. As OEMs gain confidence in our capabilities as an integrated, global supplier, we believe that we will continue to see increasing levels of product integration outsourcing.

 APW Ltd. Background

   In the mid-1990's, the Electronics business (the "Electronics business") of Applied Power Inc. ("Applied Power" and "APW Ltd.'s predecessor company") experienced rapid growth based, in part, on providing technical furniture and enclosures to house servers for local area networks. Based on its exposure to the electronic enclosure market, Applied Power began dedicating significant resources in late 1996 to exploit the identified potential in this market. Through a series of acquisitions in North America and Europe, as well as internal growth, the Electronics business of Applied Power established a leading global position in the integrated enclosure systems sector of the EMS industry.

   On January 26, 2000, Applied Power's board of directors authorized management to pursue a spin-off of the Electronics business (the "Distribution") to more effectively capitalize on the opportunities in this market. Prior to the Distribution, APW Ltd. was reorganized as a Bermuda company. On July 7, 2000, Applied Power's board of directors approved the Distribution, which became effective on July 31, 2000, with shareholders of Applied Power common stock as of the July 21, 2000 record date receiving one share of APW Ltd. common stock for every Applied Power share owned. We now trade separately on The New York Stock Exchange under the ticker symbol of "APW."

   Since September 1996, we have completed 18 acquisitions of enclosures companies for an aggregate purchase price of approximately $1.2 billion. These acquisitions have allowed us to strengthen our product and service offering, establish our leading global capabilities and diversify our customer base. The three largest acquisitions we have completed to date occurred in 1998. The acquisition of Vero Group plc ("Vero") in June 1998 provided us with a strong base of operations in the European enclosures market and significant engineering and test capabilities, as well as entry into the power supply market. Our July 1998 merger with ZERO Corporation ("ZERO") enabled us to increase the scale of our North American enclosure operations, while also establishing a leading position in the thermal management market. The acquisition of Rubicon plc ("Rubicon") in September 1998 expanded our presence in Ireland and Scotland for custom integrated enclosures. We have also completed niche acquisitions that have provided access to new customers and additional geographic coverage. Our product scope is targeted at large, global infrastructure support products that are key to the information age. Our strategy is to avoid high volume consumer products, such as personal computers and cell phone handsets. We intend to continue to aggressively pursue strategic acquisition opportunities, particularly when these opportunities have the potential to enable us to access new customers, technologies, geographic markets or to continue to implement our vertical integration strategy.

   The accompanying consolidated financial statements have been prepared on a basis which reflects the historical financial position, results of operations and cash flows of APW Ltd. For all periods presented, the presentation assumes that the Electronics business of Applied Power, that was contributed to APW Ltd. in connection with the Distribution, was organized as a separate legal entity.

 Services and Products

   Services

   We offer a broad range of value-added services to provide our OEM customers with a vertically integrated solution for the development, manufacture and distribution of a product.

   New Product Design. New Product Introduction Centers ("NPICs") provide services to help the customer achieve production designs that are cost effective and that enable the customer to produce commercial volumes within a short period of time. The New Product Introduction ("NPI") process is most effective when a customer uses it at the concept phase of the product's development cycle. NPI can include technology selection; design, test and material strategies; best practices design and development engineering services; and rapid circuit board and system prototype build services. NPICs in the United Kingdom and on the East and West coasts of the United States provide customers with comprehensive and rapid turnaround prototype design for integrated solutions. We have also established NPICs at several other facilities for specific product applications. We work closely with our OEM customers' development teams from the early stages of product development. Our development teams design all the electro-mechanical aspects of our customers' products with a focus on reducing costs and increasing ease of manufacturing. In addition to fast prototype capability, our NPICs provide complete in-house testing, airflow analysis, safety agency approvals, Electro-Magnetic Interference/Radio Frequency Interference ("EMI/RFI") emission compliance, and testing to ensure shock, vibration, FCC and environmental compliance.

   Manufacturing. Our manufacturing operations include hard and soft metal tooling, plastic injection molded and structural foam parts, tool and die design and manufacturing, thermal management systems, power supplies, backplanes, cable assembly and printed circuit board population in Europe and North America. We manufacture components, subassemblies and systems both for sale as standard products and for incorporation into our custom integrated electronics enclosure systems. We employ just-in-time, flow manufacturing and continuous improvement processes to reduce costs and shorten lead times. We are committed to maintaining World Class Performance in our manufacturing operations and employ numerous techniques, including Kaizen events and global standardization, to continuously identify areas of improvement in our processes.

   Supply Chain Management. We provide our customers with extensive flexibility in materials purchasing and inventory management requirements. We use a variety of software systems to monitor our operations and facilitate global inter- and intra-company communication. Our procurement activities are designed to provide our customers with flexibility in their volume requirements within established frameworks. We procure materials and components from vendors who meet our strict standards for timely delivery, high quality, cost-effectiveness and compliance with our customers' exacting specifications. Kanban methodologies are utilized to pull inventory through our facilities and further reduce costs. Strategic purchasing teams work closely with our suppliers to achieve additional efficiencies.

   Assembly and Testing. We provide a wide range of assembly services, from component assembly (Level 0) to full system integration services (Level 5) consisting of enclosures with backplanes, power supplies, thermal management assemblies and active boards completely assembled, wired and fully functionally tested. Our assembly services allow our customers to rapidly bring their products to market at reduced costs, utilizing advanced manufacturing and testing technology. Our engineers continuously evaluate our ongoing manufacturing and assembly processes and recommend improvements to reduce costs, improve quality and shorten lead times. We offer comprehensive in-house testing, airflow analysis, safety agency approvals, and EMI/RFI compliance, as well as shock, vibration, FCC and environmental compliance. Each enclosure system is subjected to a battery of tests that verify the performance of every component.

   Products

   We manufacture a wide range of electro-mechanical components, which are either combined to produce our integrated electronics enclosure solutions or sold as standard or modified standard products. Our products include enclosures, racks, thermal management systems, backplanes, power supplies and cabling as well as technical furniture and manufacturing assembly and test equipment. We believe that the combination of our extensive manufacturing services capabilities coupled with our ability to provide a wide range of high quality electro-mechanical components provides us a competitive advantage in the integrated enclosures systems sector of the EMS industry.

   Enclosures. We are a leading global manufacturer of enclosures and racks for the electronics industry. We have an integrated global network of 30 enclosure manufacturing facilities with operations in the Americas, Europe and Asia. We believe this manufacturing infrastructure for integrated enclosure solutions is unequaled in the industry and allows us to better serve the international needs of our global electronics OEM customers.

   Electronic enclosures are steel, aluminum or plastic cabinets that organize and configure individual electronic components and house, protect and insulate the entire electronics system. We manufacture a complete range of standard and custom enclosure products including subracks, racks, indoor and outdoor cabinets and cases. Our custom enclosure products are developed in coordination with our customers and typically are incorporated into an integrated manufacturing solution that includes other APW Ltd. components and a range of value-added design, manufacturing, assembly and test services. These custom products are marketed under the APW brand name. Our standard enclosures are designed for a wide range of electronics applications and are marketed under the brand name APW Electronic Supplies.

   Thermal Management. We manufacture and market thermal management products under the McLean brand name. Thermal management products cool and protect vital electronic components housed within an electronic system. These products are of particular importance in highly complex communications and networking systems, which generate a high level of heat, require exacting heat dissipation capabilities, and are located in a wide range of physical environments. Products include air conditioners, heat exchangers, filter fan packages, AC and DC motorized impellers, fan assemblies, centrifugal blowers and packaged blowers.

   Backplanes. We manufacture a wide range of standard and custom backplanes for integration into our electronics enclosure systems. Backplanes are complex, multi-layered printed circuit boards (a circuit for an electronic apparatus made by depositing conductive material in continuous paths from terminal to terminal on an insulating surface) that are used in an electronic system to interconnect various components. Our ability to offer custom manufactured backplanes to our OEM customers provides us with a competitive advantage in securing full system assembly contracts. We manufacture boards for backplanes in the United Kingdom, including boards to Versa Module Eurocard ("VME") standards and compact Peripheral Component Interconnect ("PCI") standards. VME refers to a bus standard developed by Motorola and others that is widely used in industrial, commercial and military applications. PCI refers to a local bus standard developed by Intel Corporation that is used on most PCs and newer versions of the Macintosh Computer.

   Power Supplies. We manufacture a complete range of fault-tolerant power supplies for electronics systems. Our power supply products range from 20 to 1200 watts with either AC or DC input and single or multiple output. The majority of our power supplies are developed in cooperation with our customers to meet their power supply requirements.

 Markets and Customers

   We believe we provide a more comprehensive range of custom integrated electronic enclosure solutions on a global basis than our competitors. More importantly, we offer broad design and engineering expertise to integrate our products into customized, cost-effective enclosure systems for our customers worldwide.

   We sell our products under the APW brand name, while continuing to co-brand APW with McLean in the thermal management market. We serve a wide range of markets including the datacom, networking, communication, enterprise hardware, data storage, Internet, semiconductor equipment, and automatic teller machine ("ATM") industries.

   The following table lists our largest customers by market and the end products we provide to them:

            Market           Example of Customer Solutions Provided
            ------           --------------------------------------
      Communications
      --------------
        Lucent             Wireless base stations
        Marconi            Power supplies for wireless base stations
        Nortel Networks    Wireless base stations
        Motorola           Wireless base stations
        Ericsson           Wireless base and network stations
        Cisco              Thermal management for networking products
        Fujitsu            Wireless base and network stations
        Nokia              Wireless base and network stations
      Computing
      ---------
        Sun Microsystems   High-end server and data storage products
        Compaq             High-end server products
        EMC                Data storage products
        Hewlett-Packard    High-end server products
        IBM                High-end server products
      Internet
      --------
        UUNet              Internet server enclosures
        Verio              Internet server enclosures
        Colo.com           Internet server enclosures
      Other Electronic
      ----------------
        Applied Materials  Semiconductor equipment
        Cymer              Semiconductor equipment
        NCR                ATM machines

   Our ten largest customers comprised 39% of our net sales for fiscal 2000, with our largest customer accounting for only 7% or our net sales during that same time period. Our ten largest customers for fiscal 2000 are comprised of Applied Materials, Compaq, EMC, Hewlett-Packard, IBM, Lucent, Cymer, NCR, Nortel Networks and Sun Microsystems.

 Sources and Availability of Raw Materials

   We have strong relationships with a broad range of suppliers. We view the volume of our procurement as an important competitive advantage as it enhances our ability to obtain favorable pricing for raw materials using long-term purchasing contracts. We generally order materials and components only to the extent necessary to satisfy existing customer orders, and we work with our suppliers to develop just-in-time supply systems, which reduce inventory carrying costs. The materials and components that we use are readily available in the open market from a number of local and national suppliers, both in North America and in Europe. To date, we have not experienced any significant shortages of materials or components.

 Patents, Trademarks and Other Intellectual Property

   We own over 250 United States and foreign patents and trademarks, including pending applications. No individual patent or trademark is believed to be of sufficient importance that its termination would have a material adverse effect on our business.

 Backlog

   Although we obtain firm purchase orders from our customers, OEM customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales, since orders may be rescheduled or canceled.

 Competition

   Our industry is growing rapidly and is highly competitive. We face competition from numerous local and regional manufacturers and believe our market is highly fragmented. We are also beginning to face competition from a limited number of traditional contract manufacturing companies. While we enjoy a leading position today in the area of the EMS market in which we compete, we expect that other companies will try to replicate our strategy. In the short term, we believe that the demand for our services exceeds supply. However, in the longer-term, there will be more direct competition. While price is always important, we believe that other factors such as new product design, technical innovation, quality, global operations and delivery costs are equally or more important. We believe that our array of global capabilities will continue to serve as a competitive advantage and would be difficult to replicate.

 Research and Development

   We employ over 300 engineers who design new products. Expenditures for research and development were $6.1 million, $5.7 million and $2.7 million in fiscal years 2000, 1999 and 1998, respectively. Costs for such research and development are either paid for by the customer or amortized in the product cost. Generally, we do not design products without an opportunity for production. The larger, more complicated products that we compete for often involve lengthy development programs before they go into production. Complex custom integrated systems are typically developed at one of our three NPICs, while other specific custom products may be developed at our other facilities.

 Environmental Compliance

   The Company has facilities in a number of geographic locations that are subject to a range of environmental laws and regulations. Compliance with these laws has and will require expenditures on a continuing basis. Predecessors to APW Ltd. have been identified by the United States Environmental Protection Agency ("EPA") as "Potentially Responsible Parties" regarding various multi-party Superfund sites. Potentially responsible parties are jointly and severally liable with respect to Superfund site remediation liabilities. Any liability in connection with these sites has been assumed by APW Ltd. Based on our investigations, we believe that we are a de minimis participant in certain of these sites. As to one site, we are a minor participant, and our share of estimated cleanup costs is not likely to exceed $1.4 million. As to another EPA site where we are not a de minimis participant, the state has required us to conduct additional ground water testing at our former manufacturing facility, and we cannot reasonably estimate the amount of our liability, if any. We are also involved in other state clean up actions for which we believe the aggregate costs of remediation are adequately reserved for in our financial statements.

   We anticipate that environmental costs will be expensed or capitalized depending on their future economic benefits. Expenditures that have no future economic value will be expensed. Liabilities will be recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental expenditures over the last three years for APW Ltd. have not been significant. Although the level of future expenditures for environmental remediation is uncertain, we believe these costs are not likely to have a material adverse effect on our financial position, results of operations or cash flows. Environmental remediation accruals of $3.2 million and $2.8 million were included in the Consolidated Balance Sheets for APW Ltd. and its subsidiaries at August 31, 2000 and 1999, respectively.

 Employees and Labor Relations

   As of August 31, 2000, we employed approximately 9,300 people on a full-time basis. Generally, our European employees are represented by local workforce agreements. In North America, approximately 150 employees are represented by collective bargaining agreements. We have never experienced a work stoppage or strike, and believe that our relationship with our employees is good.

Item 2. Properties

   We have an international customer base with over 40 locations strategically located around the world. We believe the breadth of our geographic coverage is key to our competitive advantage. Our established footprint will be complemented by future expansion to continue to serve the global needs of our customers on a local basis. We operate 23 facilities in North America, aggregating 3.2 million square feet, of which 21 of the properties are leased and two are owned. In Europe and Asia we operate in 20 facilities, totaling 1.6 million square feet, of which 10 of the properties are leased and 10 are owned. In addition to our principal manufacturing facilities listed below, we operate a number of other facilities in Denmark, Finland, Sweden, the United Kingdom and the United States. Our corporate offices are located in an 18,000 square foot leased space in Waukesha, Wisconsin and we have office arrangements in Bermuda.

     North America
     Anaheim, California (*)                Champlin, Minnesota
     Camarillo, California                  Oak Creek, Wisconsin
     Garden Grove, California               Monon, Indiana
     Grass Valley, California               Erie, Pennsylvania
     Irvine, California                     Robbinsville, New Jersey
     Poway, California                      Radford, Virginia
     San Jose, California                   Monson, Massachusetts
     Valencia, California                   Worcester, Massachusetts
     Austin, Texas                          Hudson, New Hampshire (*)
     Garland, Texas                         Ontario, Canada
     Salt Lake, Utah
     Europe and Asia
     Chandlers Ford, England                Galway, Ireland
     Uxbridge, England                      Cork, Ireland
     Sheffield, England                     Bremen, Germany
     Hedge End, England                     Beauvais, France
     Totton, England                        Aarup, Denmark
     London, England                        Torinese, Italy
     Smethwick, England                     Shanghai, China
     Beith, Scotland (*)                    Singapore
     Dundee, Scotland                       Mumbai, India
     Hamilton, Scotland                     Bangalore, India
     Dublin, Ireland

(*) More than one facility located at this location.

Item 3. Legal Proceedings

   APW Ltd. and its subsidiaries are parties to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, environmental, labor, patent and contract claims, and commission disputes. APW Ltd. will assume and indemnify Applied Power with respect to those proceedings involving the Electronics business, while Applied Power will indemnify APW Ltd. generally with respect to the Industrial business. (For further information related to environmental claims, refer to the section titled "Environmental Compliance" in Item 1). The Company has recorded reserves for estimated losses based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and the amount of such loss can be reasonably estimated. In our opinion, the resolution of these contingencies is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Supplementary Item

Executive Officers of the Registrant

   The name, ages and positions of all of the executive officers of the Company are listed below.

     Name                     Age Position
     ----                     --- --------
     Richard G. Sim..........  56 Chairman, President and Chief Executive Officer; Director
     William J. Albrecht.....  49 Senior Vice President
     Gustav H.P. Boel........  56 Senior Vice President
     Richard D. Carroll......  37 Vice President--Finance
     Joseph T. Lower.........  33 Vice President--Finance and Business Development
     Susan M. Hrobar.........  45 Vice President--Communications
     Todd A. Adams...........  29 Controller
     Anthony W. Asmuth III...  58 Secretary

   There are no family relationships among directors or executive officers of the Company. Set forth below are the name, office and position held with the Company and principal occupations and employment during the past 5 years of each of the executive officers of the Company.

   Richard G. Sim--Chairman, President and Chief Executive Officer; Director. Mr. Sim was elected President and Chief Operating Officer of APW Ltd.'s predecessor, Applied Power Inc., in 1985, Chief Executive Officer in 1986 and Chairman of the Board in 1988. From 1982 through 1985, Mr. Sim was a General Manager in the General Electric Medical Systems Business Group. He is also Chairman of the Board of Applied Power, doing business as Actuant Corporation, and a director of IPSCO Inc. and Oshkosh Truck Corporation.

   William J. Albrecht--Senior Vice President. Mr. Albrecht was appointed Senior Vice President of Electronics operations in the Americas in January 2000. Mr. Albrecht was named Senior Vice President of Applied Power Inc.'s Electronics business segment in May 1999. Prior to that he was Senior Vice President of Applied Power's Engineered Solutions group from 1994. Prior to that, he served as Vice President and President of Power-Packer and APITECH from 1991. He joined Applied Power in 1989 as Director of Marketing of the APITECH Division in the United States and became General Manager shortly thereafter. Prior to joining Applied Power, Mr. Albrecht was Director of National Accounts and Industrial Power Systems at Generac Corp. from 1987 to 1989.

   Gustav H.P. Boel--Senior Vice President. Mr. Boel was named Senior Vice President of Electronics operations in Europe and Asia in January 2000. Mr. Boel was appointed Senior Vice President of Applied Power Inc.'s Industrial business segment in May 1999. Previously, he served as a Vice President of Applied Power with responsibilities for Tools and Supplies since 1998. Prior to that, Mr. Boel was President of Enerpac from 1995. From 1991 to 1995, he managed Applied Power's Engineered Solutions business in Europe. From 1990 to 1991, Mr. Boel was Technical Director for Groeneveld, located in the Netherlands. Prior to 1990, Mr. Boel worked in Europe in various positions in the industrial tool business.

   Richard D. Carroll--Vice President--Finance. Mr. Carroll was appointed Vice President--Finance of Applied Power in January 2000. Previously, he served as Financial Leader--Electronics during all of 1999. During 1998, Mr. Carroll was appointed Treasurer and Controller of Applied Power Inc. From 1996 to 1997 he was the Corporate Controller of Applied Power Inc. Mr. Carroll was previously employed with the Northwest Indiana Water Company as its Vice President/Controller during 1995. Mr. Carroll is a Certified Public Accountant.

   Joseph T. Lower--Vice President--Finance and Business Development. Mr. Lower joined Applied Power Inc. in March of 2000 as Vice President--Finance and Business Development and has continued in that capacity with APW Ltd. From 1997 to March 2000 Mr. Lower was employed with Credit Suisse First Boston, as Director and prior to that, as Vice President, Mergers and Acquisitions. Prior to that, Mr. Lower was employed with SPS Transaction Services as Vice President, Corporate Development and Financial Planning.

   Susan M. Hrobar--Vice President--Communications. Ms. Hrobar was named Vice President--Communications of Applied Power Inc. in January of 2000 and has continued in that capacity with APW Ltd. From 1998 to 2000, Ms. Hrobar was the finance leader for the Industrial business segment. Ms. Hrobar joined Applied Power in 1994 and was the finance leader for the APITECH division until 1996 and from 1996 to 1998 the finance leader for the Enerpac division. Ms. Hrobar is a Certified Public Accountant.

   Todd A. Adams--Corporate Controller. Mr. Adams was named Corporate Controller of Applied Power Inc. in May 2000 and has continued as Corporate Controller with APW Ltd. Mr. Adams joined Applied Power Inc. in 1998 as Manager of Financial Planning & Analysis. Mr. Adams was previously employed with IDEX Corporation, from 1996-1998 and from 1994-1996 with Nypro Chicago, in accounting and financial roles. Mr. Adams is a Certified Public Accountant.

   Anthony W. Asmuth III--Secretary. Mr. Asmuth is a partner in the law firm of Quarles & Brady LLP, Milwaukee, Wisconsin, having joined that firm in 1989. Quarles & Brady LLP performs legal services for the Company and certain of its subsidiaries. Prior to joining Quarles & Brady LLP, he was a shareholder of the law firm of Whyte Hirschboeck Dudek S.C. Mr. Asmuth had previously served as Secretary of Applied Power from 1986 to 1993. He was reelected Secretary in 1994.

   Each officer is appointed by the Board of Directors and holds office until he resigns, dies, is removed or a different person is appointed to the office. The Board of Directors generally appoints officers at its meeting following the Annual Meeting of Shareholders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's common stock has been listed on The New York Stock Exchange under the symbol "APW" since July 24, 2000, when it began trading on a "when-issued " basis. The following table sets forth for the periods indicated the high and low closing sales prices for the Company's common stock. Because our shares were not publicly traded until July 24, 2000, we have presented share information only for periods indicated. On July 31, 2000, our distribution price was $37.00.

                                                                   Price range
                                                                    of Common
                                                                      Stock
                                                                  -------------
      Fiscal Year Ended August 31, 2000                            High   Low
      ---------------------------------                           ------ ------
      July 24, 2000 to August 31, 2000........................... $44.00 $35.00

   At October 4, 2000, the approximate number of record shareholders of the Company's common stock was 2,548.

   The Company has not paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. See Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for further information.

Item 6. Selected Financial Data

   The following selected financial data have been derived from the Consolidated Financial Statements and financial information of APW Ltd. and its subsidiaries. The data should be read in conjunction with the Consolidated Financial Statements of APW Ltd. and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated statement of earnings data for the years ended August 31, 2000, 1999, 1998 and 1997 and the balance sheet data as of August 31, 2000, 1999 and 1998 have been derived from audited consolidated financial statements of APW Ltd. The consolidated statement of earnings data for the year ended August 31, 1996 and the consolidated balance sheet data as of August 31, 1997 and 1996 have been derived from unaudited consolidated financial information of APW Ltd. not included in this Form 10-K:

                                            Year Ended August 31,
                                   -------------------------------------------
                                   2000(1)     1999    1998(1)   1997    1996
                                   --------  --------  -------  ------  ------
                                    (in millions, except per share data)
   Consolidated statement of
    earnings data:
     Net sales...................  $1,239.5  $1,055.3  $ 593.2  $375.3  $263.0
     Gross profit................     323.2     291.8    194.1   146.7   109.8

     Operating expenses (2)......     208.2     188.0    142.8    84.8    67.9
     Amortization expense........      23.9      20.9      7.8     3.0     1.0
     Operating earnings..........      91.2      82.9     43.5    58.8    40.9

     Net financing costs (3).....      52.6      52.9     16.6     9.5     3.7
     Net other (income) expense..       5.0      (1.8)    (8.7)   (1.3)    (.5)
     Earnings before income
      taxes......................      33.6      31.8     35.5    50.6    37.7

     Income taxes................      54.1      11.4     17.2    18.9    14.9
     Earnings before
      extraordinary loss.........     (20.5)     20.4     18.3    31.7    22.8
     Extraordinary loss, net of
      income tax benefit of $1.2
      million (4)................      (2.1)      --       --      --      --
     Net earnings................     (22.6)     20.4     18.3    31.7    22.8
   Basic and diluted earnings per
    share: (5)
     Earnings per share--before
      extraordinary items........  $  (0.53) $   0.53  $  0.48  $ 0.84  $ 0.57
     Extraordinary loss net of
      tax........................     (0.05)      --       --      --      --
                                   --------  --------  -------  ------  ------
     Earnings per share..........  $  (0.58) $   0.53  $  0.48  $ 0.84  $ 0.57
                                   ========  ========  =======  ======  ======
     Weighted average common
      shares outstanding.........      39.1      38.8     38.4    37.9    40.3
                                   ========  ========  =======  ======  ======
   Consolidated balance sheet
    data: (at end of period)
     Working capital.............  $    5.4  $    6.6  $   9.9  $ 48.3  $ 32.3
     Total assets................   1,214.1   1,180.0    719.2   275.5   147.7
     Total debt (3)..............     236.4     728.8    367.8   119.9    50.0
     Total equity................     626.4     172.8    172.7    86.0    53.4
   Other data:
     Cash flows--operating
      activities.................  $   35.5  $   75.9  $  56.7  $ 25.4
     Cash flows--investing
      activities.................     (60.1)   (435.3)  (314.0)  (93.1)
     Cash flows--financing
      activities.................       9.3     373.7    249.3    74.6
     EBITDA (6)..................     150.1     133.8     66.5    70.1
     Depreciation and
      amortization...............      58.9      50.9     23.0    11.3
     Capital expenditures........      45.9      43.0     31.6    17.7

--------
(1) Results of operations in fiscal 2000 include the following: (i) a $3.3 million extraordinary loss ($2.1 million after-tax), associated with the make-whole premium paid in connection with the early retirement of debt;
    (ii) a $6.5 million allocated charge ($4.1 million after-tax) for one-time corporate reorganization costs associated with the Distribution of the Electronics business from Applied Power and reorganizing APW Ltd. in Bermuda; (iii) a $3.3 million loss ($2.1 million after-tax) associated with the termination of Euro forward contracts; and (iv) a $40 million provision to income tax expense associated with reorganizing APW Ltd. as a Bermuda company. See Note 8-- "Merger, Restructuring and Other Non-recurring Items" in Notes to Consolidated Financial Statements for further discussion.
   Operating results in fiscal 1998 include allocated non-recurring charges related to the ZERO merger, plant consolidation and product rationalization costs of $27.9 million before tax, $21.1 million net of applicable income tax. Fiscal 1998 results also include an allocated net gain of $6.5 million before tax for gains recognized by ZERO for life insurance proceeds and sale of property. See Note 8--"Merger, Restructuring and Other Non-recurring Items" in Notes to Consolidated Financial Statements for further discussion.
   Excluding the one-time items discussed above, operating earnings were as follows for each of the periods presented (in millions):

                                 Year Ended August 31,
               --------------------------------------------------------------------------------
                2000          1999                1998                1997                1996
               ------         -----               -----               -----               -----
               $ 97.7         $82.9               $71.4               $58.8               $40.9

(2) Through July 31, 2000, historical operating expenses include APW Ltd.'s allocated share of Applied Power's corporate general and administrative expenses. The allocation of Applied Power's corporate general and administrative expenses is based on the relative size of APW Ltd. compared to Applied Power's total revenues, operating profit, assets and employee headcount. APW Ltd. expects that costs for these functions will differ following the Distribution. See "Unaudited Pro Forma Results of Operations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.
(3) Applied Power's historical practice had been to incur indebtedness for its consolidated businesses at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Accordingly, through July 31, 2000, historical amounts of debt and related interest expense were allocated to APW Ltd. from Applied Power based on the portion of Applied Power's investment in the Electronics business deemed to be debt. This allocation is based upon a cash flow model which details the historical uses of debt proceeds by the Electronics business and the deemed debt repayments by the Electronics business based on free cash flow. Management believes that the allocation of corporate debt and related interest expense for the historical periods prior to July 31, 2000 is reasonable. This historical allocation, however, is not indicative of the total amount of debt that APW Ltd. incurred upon completion of Applied Power's realignment of its consolidated debt as part of the Distribution. The outstanding debt amount for the year ended August 31, 2000 is the actual amount of debt that APW Ltd. assumed as part of the Distribution. See the "Consolidated Financial Statements and Notes" thereto for further discussion of APW Ltd. debt levels subsequent to the Distribution.
(4) Represents costs associated with a make-whole premium paid in connection with the early retirement of debt.
(5) Basic and diluted shares used to calculate earnings per share are the same as the historical Applied Power basic shares outstanding for the fiscal years ended August 31, 1999, 1998, 1997 and 1996, respectively. We have used Applied Power basic shares outstanding for the following reasons: (i) upon the Distribution, each shareholder of Applied Power common stock received an equivalent number of APW Ltd. common stock shares; (ii) there were no common stock equivalents for APW Ltd. for the period presented prior to the Distribution; (iii) we were unable to estimate the historical impact of converting Applied Power common stock equivalents into APW Ltd. common stock equivalents. For the fiscal year ended August 31, 2000, APW Ltd. was able to calculate the common stock equivalents and subsequently would have disclosed diluted earnings per share separately if there had been positive net earnings.
(6) "EBITDA" is defined as income from operations before interest, taxes, depreciation, amortization, other income and expense, and extraordinary items. Management believes that EBITDA provides useful information regarding APW Ltd. and its subsidiaries' ability to service indebtedness, but should not be considered in isolation or as a substitute for operating income or cash flow from operations as an indicator of operating performance or as a measure of APW Ltd. and its subsidiaries' liquidity. Excluding restructuring and other non-recurring items (described in Note
    (1) above), EBITDA would have been as follows for each of the periods indicated (in millions):

                                   Year Ended August 31,
               --------------------------------------------------------------------------------------
                2000                1999                          1998                          1997
               ------              ------                         -----                         -----
               $156.6              $133.8                         $94.4                         $70.1

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of our financial condition and our results of operations should be read in conjunction with our accompanying Consolidated Financial Statements and related notes thereto. Our Consolidated Financial Statements generally reflect the financial position, results of operations and cash flows of the operations transferred to us from Applied Power in connection with the Distribution. Accordingly, for all periods presented prior to July 31, 2000, our Consolidated Financial Statements have been established from the consolidated financial statements of Applied Power using the historical results of our operations and historical basis of our assets and liabilities and the allocation methodology described under "Historical Allocations from Applied Power" below. We believe the assumptions underlying our financial statements are reasonable.

 Overview

   We are a leading global provider of electronics manufacturing services ("EMS") focused on the rapidly growing custom integrated electronic enclosure systems market. We have the capabilities to design and manufacture a comprehensive portfolio of electronic products, including enclosures (technical housings and external structure and often the skeleton of the product), power supplies, thermal management systems, backplanes (large complex circuit panels used mostly in telecommunication equipment) and cabling, either as individual subassemblies or as integrated custom systems. In addition, we provide a wide range of integrated design, manufacturing and logistics services to customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. Operating in over 40 locations throughout North America, Europe and Asia, we provide our solutions and services to original equipment manufacturers ("OEMs"), primarily in the communications (datacom and telecom), computing (enterprise hardware-- large servers, large data storage, networking) and Internet (application service providers and Internet service providers) markets. Our customers include industry leaders such as Applied Materials, Cisco, Compaq, EMC, Ericsson, Fujitsu, Hewlett-Packard, IBM, Lucent, Marconi, Cymer, Motorola, NCR, Nokia, Nortel Networks, Sun Microsystems, UUNet and Verio. Our ten largest customers comprised 39% of our net sales for fiscal 2000, with our largest customer accounting for only 7% of our net sales during that same time period.

The Distribution

   During 1999, Applied Power's management began to consider the separation of the Electronics Business from the Industrial Business as a way to more effectively pursue strategic opportunities in the electronics market. On January 26, 2000, Applied Power's board of directors authorized various actions intended to position Applied Power to distribute the Electronics Business to its shareholders in the form of a special dividend.

   On July 7, 2000, Applied Power's board of directors approved the Distribution. The Distribution occurred on July 31, 2000 with shareholders of Applied Power common stock as of the July 21, 2000 record date receiving one share of APW common stock for every Applied Power share owned. We now trade separately on The New York Stock Exchange ("NYSE") under the ticker symbol "APW." Applied Power continues to trade on The NYSE, but has changed its ticker symbol to "ATU" and intends to subsequently change its name to Actuant Corporation. Prior to the Distribution, APW reorganized as a Bermuda company.

Business Combinations

   Since September 1996, we (as APW or previously as the Electronics Business of Applied Power) have completed 18 acquisitions of enclosures companies for an aggregate purchase price of approximately $1.2 billion. These acquisitions have allowed us to strengthen our product and service offerings, establish our leading global capabilities and diversify our customer base. The three largest acquisitions that we have completed to date occurred in 1998. The acquisition of Vero Group plc in June 1998 provided us with a strong base of operations in the European enclosures market and significant engineering and test capabilities, as well as entry into the power supply market. Our July 1998 merger with ZERO Corporation enabled us to increase the scale of our North American enclosure operations, while also establishing us with a leading position in the thermal management systems market. The acquisition of Rubicon plc in September 1998 expanded our presence in Ireland and Scotland for custom integrated enclosures. We have also completed niche acquisitions that have provided access to new customers and additional geographic coverage. We intend to continue to aggressively pursue strategic acquisition opportunities, particularly when these opportunities have the potential to enable us to access new customers, technologies, geographic markets or to continue to implement our vertical integration strategy. A summary of our acquisitions follows (in millions):

                                                              Purchase
     Date                          Company        Location     Price         Product Offering
     ----                          -------        --------    --------       ----------------
     Sept 1998............... Rubicon Group plc Europe         $  372  Custom integrated enclosures

     July 1998............... ZERO Corporation  United States     386  Thermal management;
                                                and Europe             Custom integrated enclosures

     June 1998............... VERO Group plc    Europe            192  Custom integrated enclosures;
                                                                       Backplanes; Power supplies

                              Others (15)       United States     238  Custom integrated enclosures;
                                                and Europe             Telecom shelters
                                                               ------
                                                Total........  $1,188
                                                               ======

For further information regarding these acquisitions, see Note 3--"Mergers and Acquisitions" in Notes to Consolidated Financial Statements included herein.

Recent Developments

   On October 19, 2000, we entered into a definitive agreement to acquire the enclosure manufacturing assets of Industria Metalurgica Bagarolli Ltda. (IMB) in Campinas, Brazil. IMB provides high quality, large enclosure systems, as well as sub-assemblies and integration services, to the telecom and financial services industries in South America. The acquisition enables us to more effectively support our key global customers who are expanding into the South American market. The transaction is expected to close by the end of November.

Historical Allocations from Applied Power

   Through July 31, 2000, Applied Power provided certain general and administrative services to us including administration, finance, legal, tax, treasury, information systems, corporate communications and human resources. The cost for these services was allocated to us by Applied Power based upon a formula that considered sales, operating profit, assets and headcount. We believe that the allocation of cost for these services is reasonable. These allocations were $9.0 million, $7.4 million and $9.8 million in 2000, 1999 and 1998, respectively. Since August 1, 2000, we have performed these general and administrative services using our own resources or purchased services. See "Unaudited Pro Forma Consolidated Financial Statements" for further discussion of our general corporate expenses after the Distribution.

   Applied Power's historical practice was to incur indebtedness for its consolidated businesses at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Accordingly, through July 31, 2000, our historical amounts include debt and related interest expense allocated from Applied Power based on the portion of Applied Power's investment in us which is deemed to be debt. This allocation is generally based on a cash flow model which details the historical uses of debt proceeds by us and the deemed debt repayments by us based on free cash flow. We believe that the allocation of corporate debt and related interest expense for the historical periods prior to July 31, 2000 is reasonable. In conjunction with the Distribution, the consolidated debt of Applied Power was realigned between us and Applied Power. Through an additional investment by Applied Power on July 31, 2000, a certain portion of our allocated debt was retained by Applied Power. See the Consolidated Financial Statements and Notes thereto for further discussion of our debt levels after the Distribution.

   The above allocation methodologies followed in preparing the accompanying Consolidated Financial Statements may not necessarily reflect our results of operations, cash flows, or financial position in the future, or what the results would have been had we been a separate, independent public entity for all periods presented.

Our Accounting Policies

   We record revenue and the corresponding cost of products as the related products are shipped. We amortize goodwill from acquisitions on a straight-line basis over periods of 15 to 40 years. We amortize other intangible assets, primarily patents, trademarks, and non-compete agreements from acquisitions, over periods from two to 40 years. We periodically evaluate the carrying value of goodwill and no impairment of goodwill has been indicated for all periods discussed below.

   A significant portion of our sales, income and cash flow is derived from our international operations. The financial position and the results of our foreign operations are measured using the local or regional currency of the countries in which they operate and are translated into U.S. dollars. Revenues and expenses of foreign subsidiaries are translated into U.S. dollars at the average exchange rate effective during the fiscal year. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which the sales are generated, the reported results of operations of our foreign subsidiaries are affected by changes in foreign currency exchange rates and, as compared to prior periods, will be higher or lower depending on the weakening or strengthening of the U.S. dollar. In addition, a portion of our net assets are based in our foreign subsidiaries and are translated into U.S. dollars at the foreign currency rate in effect at the end of each period. Accordingly, our equity and comprehensive income will fluctuate depending on the strengthening or weakening of the U.S. dollar versus other currencies. Such currency translation amounts constitute the balance of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

   A key component of our strategy is our ability to offer our customers the ability to integrate separate components into our manufactured products. We do not separately offer or account for integration services. Therefore, no separate information on net sales, margins or trends for integration services verus products is available.

 Results of Operations

   The following table sets forth our results of operations data expressed as a percentage of net sales for the periods indicated.

                                            As a Percentage of Net Sales
                                               Years Ended August 31,
                                            ---------------------------------
                                              2000        1999        1998
                                            ---------   ---------   ---------
      Net Sales............................     100.0%      100.0%      100.0%
      Gross Profit.........................      26.1%       27.7%       32.7%

      Engineering, Selling and
       Administrative Expenses.............      16.3%       17.8%       21.3%
      Corporate Reorganization Expenses....       0.5%        --          --
      Restructuring Charges................       --          --          1.9%
      Merger Related Expenses..............       --          --          0.9%
      Amortization of Intangible Assets....       1.9%        2.0%        1.3%

      Operating Earnings...................       7.4%        7.9%        7.3%

      Net Financing Costs..................       4.3%        5.0%        2.8%
      Other (Income) Expense, net..........       0.4%       (0.2)%      (1.5)%

      Earnings Before Income Tax Expense...       2.7%        3.0%        6.0%

      Income Tax Expense...................       4.4%        1.1%        2.9%

      Earnings Before Extraordinary Item...      (1.7)%       1.9%        3.1%
      Extraordinary Loss...................      (0.1)%       --          --
      Net Earnings.........................      (1.8)%       1.9%        3.1%

 Unaudited Pro Forma Results of Operations

   In order to evaluate our underlying operating performance, unaudited pro forma financial information is presented below which depicts our results of operations assuming the Distribution and related transactions had been completed as of September 1, 1998, the beginning of fiscal 1999.

   This unaudited pro forma financial information has been prepared utilizing our historical Consolidated Financial Statements. The unaudited pro forma information should be read in conjunction with the accompanying historical Consolidated Financial Statements and related notes thereto. The unaudited pro forma financial information does not purport to be indicative of our results in the future or what the results of operations would have been had we been a separate, independent entity during the periods shown. See the "Unaudited Pro Forma Financial Statements" below for further discussion of the Pro Forma adjustments.

                                                                     As a
                                                                  Percentage
                                                                    of Net
                                                                     Sales
                                                  Years Ended     Years Ended
                                                  August 31,      August 31,
                                               -----------------  ------------
                                               2000(1)  1999(2)   2000   1999
                                               -------- --------  -----  -----
                                                       ($ millions)
      Net Sales..............................  $1,239.5 $1,055.3  100.0% 100.0%
      Gross Profit...........................     323.2    291.8   26.1%  27.7%

      Engineering, Selling and Administrative
       Expenses..............................     202.8    192.6   16.4%  18.3%
      Amortization of Intangible Assets......      23.9     20.9    1.9%   2.0%

      Operating Earnings.....................      96.5     78.3    7.8%   7.4%

      Net Financing Costs....................      26.9     27.6    2.2%   2.6%
      Other (Income) Expense, net............       5.0     (1.8)   0.4%  (0.2)%

      Earnings Before Income Tax Expense.....      64.6     52.5    5.2%   5.0%
      Income Tax Expense.....................      19.1     15.8    1.5%   1.5%
      Net Earnings...........................      45.5     36.7    3.7%   3.5%

--------
(1) Pro forma adjustments to historical fiscal 2000 results of operations are:
    (i) adjustments to include $12.0 million of annual general corporate expenses, (ii) adjustments to exclude $6.5 million of corporate reorganization expenses allocated from Applied Power relating to the Distribution and our reorganization as a Bermuda company, (iii) adjustments to net financing costs based on our debt structure after the Distribution, (iv) adjustments to income tax expense to reflect an estimated 30% effective tax rate that we expect to be subject to as an independent company, and (v) adjustment to exclude a $3.3 million ($2.1 million after-tax) make-whole premium paid for the early retirement of debt.
  Other (income) expense, net includes a $3.3 million pre-tax loss ($2.1 million after-tax) associated with the termination of Euro forward contracts incurred in the fourth quarter of fiscal 2000. Excluding this one-time item, pro forma net earnings for fiscal 2000 is $47.6 million. Fiscal 2000 results of operations include the results of a business held for sale. Excluding this business held for sale, APW Ltd.'s Pro forma net sales and operating earnings are $1,237.9 million and $96.6 million, respectively.
(2) Pro forma adjustments to historical fiscal 1999 results of operations are:
    (i) adjustments to include $12.0 million of annual general corporate expenses, (ii) adjustments to net financing costs based on our debt structure after the Distribution, (iii) adjustments to income tax expense to reflect an estimated 30% effective tax rate that we expect to be subject to as an independent company.

Fiscal 2000 Compared to Fiscal 1999

 Net Sales

   Fiscal 2000 net sales grew to $1.24 billion from $1.06 billion in fiscal 1999, an increase of 17% (21% excluding the adverse effect of foreign currency translation, caused by the U.S. dollar's appreciation against the

British Pound Sterling, the Euro, and Danish Krone). Our net sales growth in fiscal 2000 accelerated in the second half of the fiscal year; growth in the last six months of fiscal 2000 over the comparable prior year period was 24% (26% excluding the adverse effect of foreign currency translation). In late fiscal 1999, we put a strategy in place to focus on targeted customers in the communications, computing, and Internet markets by dedicating sales, engineering, and program management resources to work with these accounts. We believe the successful implementation of our strategy from late fiscal 1999 throughout fiscal 2000, coupled with our ability to execute and deliver an integrated technical solution to our customers on a global basis, is the primary reason for our net sales growth in fiscal 2000, particularly in the second half. We estimate that in fiscal 2000 we were awarded new production programs from our customers with an aggregate net sales value of $1.66 billion, which have a current estimated annual run rate of $560 million dollars. Our fiscal 2000 net sales growth was also influenced by the inclusion of acquisitions completed in fiscal 2000 and an additional month of sales from the Rubicon acquisition, which was completed in October 1998. Excluding acquisitions net sales increased 12% in fiscal 2000 (16% excluding the adverse effect of foreign currency translation).

 Geographic Sales

                                                              Percentage Change
                                      Years Ended August 31,   From Prior Year
                                      ----------------------- -------------------
                                         2000        1999       2000      1999
                                      ----------- ----------- --------  ---------
                                           ($ millions)
      North America.................. $     733.3 $     576.0      27%        25%
      Europe and Rest of World.......       506.2       479.3       6%       263%
                                      ----------- ----------- --------  ---------
        Total........................ $   1,239.5 $   1,055.3      17%        78%
                                      =========== =========== ========  =========

   Fiscal 2000 North American sales grew to $733.3 million from $576.0 million in fiscal 1999, an increase of 27%. Internal sales growth accounted for $124.2 million of the increase over fiscal 1999. The balance of the net sales increase, $33.1 million, was a result of acquisitions completed in the second half of fiscal 1999 and throughout fiscal 2000. The fiscal 2000 internal growth in North America was primarily driven by growth in our custom integrated systems, thermal management and Internet business solutions product lines.

   Fiscal 2000 European and Rest of World sales grew to $506.2 million from $479.3 million in fiscal 1999, an increase of 6%. Our fiscal 2000 European and Rest of World net sales were adversely impacted by our decision to exit some high-volume personal-computer related business we inherited via acquisition. We are exiting this business in order to create capacity for our custom integrated systems product lines. The exit of this business adversely impacted European and Rest of World net sales by approximately $18 million in fiscal 2000. Foreign currency translation adversely impacted fiscal 2000 European and Rest of World net sales compared to fiscal 1999. The appreciation of the U.S. dollar against the British Pound Sterling, the Euro and Danish Krone currencies adversely impacted translation of these currencies into U.S. dollars by $42.1 million. Excluding both the adverse impact of foreign currency translation and the exit of the high-volume personal computer business, European and Rest of World net sales grew 18% in fiscal 2000 (13% as result of internal growth and 5% as a result of our acquisitions).

   Fiscal 2000, 1999 and 1998 sales in Asia and Latin America were approximately 1% of total net sales. We expect that in the future our revenues from outside of North America and Europe will increase.

 Gross Profit

   Fiscal 2000 gross profit increased to $323.2 million from $291.8 million in fiscal 1999, an increase of 11%. As a percentage of net sales, fiscal 2000 gross profit decreased to 26.1% from 27.7% in fiscal 1999. The decrease in gross profit as a percent of net sales is a result of the change in composition of our total net sales. A greater percentage of our total net sales in fiscal 2000 were derived from custom integrated systems versus standard products than in fiscal 1999. Historically, our standard product lines have had a higher gross profit margin than our custom integrated systems product lines. In the future, our gross profit margins could fluctuate from quarter to quarter based on the amount of net sales that include integration-related content relative to total net sales. As part of our strategy to expand our customer relationships by providing a total solution, we expect the percentage of our net sales represented by custom integrated systems to further increase. Our strategy is also to increase the proportion of custom integrated systems business that involves the integration of products manufactured by us. There is typically a higher margin if we integrate products manufactured by us than if we integrate other manufacturers' products into our custom integrated systems.

 Operating Expenses

   Fiscal 2000 operating expenses grew to $208.2 million from $188.0 million in fiscal 1999, an increase of 11%. As a percentage of net sales, operating expenses were 16.8% for fiscal 2000, compared to 17.8% for fiscal 1999. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. Fiscal 2000 operating expenses also include a $6.5 million allocated charge for corporate reorganization expenses incurred by Applied Power related to the Distribution. The decrease in our fiscal 2000 operating expenses as a percentage of net sales is primarily the result of leverage on our existing organization infrastructure. In future periods, we will continue to focus on our business strategy to be customer focused and technically innovative on a global basis, which will require us to add engineers, program management, supply chain, and sales personnel as well as other functional support positions. We expect that our operating expenses expressed in dollars will continue to grow from year to year, but as a percentage of net sales we expect operating expenses to decline. Our goal is to continually identify ways to be more cost efficient, by either consolidating common functions between our facilities or by investing in technologies and information tools that will ultimately allow us to reduce operating expenses in both dollars and as a percentage of net sales.

   On a pro forma basis, fiscal 2000 operating expenses grew to $202.8 million from $192.6 million in fiscal 1999, an increase of 5%. As a percentage of net sales and exclusive of one-time charges, pro forma operating expenses were 16.4% for fiscal 2000, compared to 18.3% for fiscal 1999. Our fiscal 2000 decrease in pro-forma operating expenses as a percentage of net sales was primarily the result of the successful integration of acquisitions completed in the past two years, including the elimination of redundant functions, as well as the elimination of general corporate expenses of the acquired businesses. These decreases have been partially offset by increased operating expenses associated with adding organizational infrastructure to support our long-term growth objectives and strategy.

   Through July 31, 2000, historical operating expenses include an allocation of Applied Power's corporate general and administrative expenses based on our relative size compared to Applied Power's total revenues, operating profit, assets and employee headcount. We believe that the allocation of Applied Power's corporate general and administrative expense for the historical periods is reasonable. See "Historical Allocations from Applied Power" above for further discussion of operating expenses allocated to us from Applied Power. We expect that costs for these corporate functions will differ following the Distribution, and therefore, pro forma results reflect an adjustment for estimated incremental general corporate expenses to be incurred by us as an independent company. Although these adjustments are based upon available information and assumptions that we believe are reasonable, we may incur greater than expected selling, administrative and other expenses in connection with operating as an independent company.

 Amortization of Intangible Assets

   Fiscal 2000 amortization of intangible assets grew to $23.9 million from $20.9 million in fiscal 1999, an increase of 14%. This increase was primarily the result of the amortization of goodwill recorded for acquisitions made in fiscal 2000 and fiscal 1999, which included Innovative Metal Fabrication, Metalade, and Malcoe. Also contributing to the increased amortization of intangible assets in fiscal 2000 is the inclusion of an additional month of amortization expense related to the Rubicon acquisition. In the future, we expect goodwill amortization to increase in dollars as a result of our continued acquisition growth strategy. In the future, it is unclear if goodwill amortization of intangible assets as a percentage of net sales will change, due to the difficulty in predicting the time, size and purchase price composition of future acquisitions.

 Operating Earnings

   Fiscal 2000 operating earnings grew to $91.2 million from $82.9 million in fiscal 1999, an increase of 10%. As a percentage of net sales, operating earnings decreased to 7.4% from 7.9% in fiscal 1999. The primary reason for the increase in operating earnings in fiscal 2000 is the increased sales volume, and the leverage of increased net sales volume on relatively small increases in operating expenses and amortization of intangible assets. The decrease in operating earnings as a percentage of net sales in fiscal 2000 versus fiscal 1999 is a result of the one-time corporate reorganization expenses allocated to us from Applied Power of $6.5 million. Excluding those allocated one-time corporate reorganization expenses, operating earnings as a percentage of net sales would have been 7.9%.

   On a pro forma basis, fiscal 2000 operating earnings grew to $96.5 million from $78.3 million in fiscal 1999, an increase of 23%. As a percentage of net sales, operating earnings increased to 7.8% from 7.4% in fiscal 1999. The increase in operating earnings in fiscal 2000 from fiscal 1999 is the result of the exclusion of corporate reorganization expenses allocated from Applied Power as discussed above, and leverage we achieved on 17% net sales growth offset by only a 5% increase in operating expenses. In the future, we expect operating earnings to grow faster than our net sales growth as a result of the leverage on internal net sales growth. We expect to achieve that leverage on both operating expenses and amortization of intangible assets. In addition to leverage on the internal net sales growth, we will continue our focus to manage spending levels throughout the Company.

 Net Financing Costs

   See "Historical Allocations from Applied Power" above for further discussion of net financing costs allocated to us from Applied Power.

   Fiscal 2000 net financing costs decreased to $52.6 million from $52.9 million in fiscal 1999, a decrease of less than 1%. Our fiscal 2000 net financing costs are net of an allocated $5.5 million pre-tax gain related to the unwinding of interest rate swap agreements in conjunction with obtaining new credit facilities. The interest rate swap agreements were canceled by Applied Power in anticipation of the Distribution and a portion of the associated gain was allocated to us. Excluding the interest rate swap gains, our fiscal 2000 net financing costs increase was primarily the result of a general increase in interest rates throughout fiscal 2000. Our fiscal 2000 net financing costs increase was also influenced by additional borrowings incurred to finance acquisitions completed during and subsequent to fiscal 1999 offset by cash flow from operations which was used to repay principal on debt.

   On a pro forma basis, fiscal 2000 net financing costs decreased to $26.9 million from $27.6 million in fiscal 1999. Our fiscal 2000 and fiscal 1999 pro forma net financing costs reflect our lower outstanding indebtedness and lower financing costs as a result of the Distribution and the debt realignment between us and Applied Power. We have calculated our pro forma net financing costs using a 7.75% annual interest rate for both fiscal years. This weighted average interest rate is representative of the current rate that we are incurring on our current debt portfolio.

 Other (Income) Expense, net

   Fiscal 2000 Other (Income) Expense, net was $5.0 million of expense. Other (Income) Expense, net includes foreign currency exchange gains and losses, gains and losses on the sale of fixed assets as well as other miscellaneous, non-operating income and expenses. In fiscal 2000, we incurred a pre-tax loss of $3.3 million associated with the termination of Euro forward contracts.

 Income Tax Expense

   Fiscal 2000 income tax expense grew to $54.1 million from $11.4 million in fiscal 1999. Our effective income tax rate was 161.2% in fiscal 2000, compared to 35.8% in fiscal 1999. Our fiscal 2000 effective income tax rate was significantly greater than our fiscal 1999 rate primarily as a result of the $40 million income tax provision we recorded when we reorganized as a Bermuda company. Excluding this one-time item, our fiscal 2000 effective income tax rate was 42.0%. Our fiscal 2000 effective income tax rate also increased over the fiscal 1999 effective income tax rate because a higher percentage of our total pre-tax income in fiscal 2000 was derived domestically. Our domestic income is taxed at a higher rate than our foreign income.

   The goodwill and subsequent amortization expense recorded as a result of most of our acquisitions is non-deductible for tax purposes. Effective income tax rates were higher than the statutory rate for all periods presented primarily as a result of state income taxes and non-deductible amortization of goodwill, partially offset by net effects of foreign tax rates and credits. We believe that our effective tax rate should decrease as a result of reorganizing as a Bermuda company. As such, pro forma income tax expense represents the anticipated lower effective income tax rate of 30% on the higher pro forma pre-tax earnings that we expect to be subject to after the Distribution, debt realignment and reorganization in Bermuda.

   We have agreed to indemnify Applied Power against certain tax liabilities arising from the reorganization leading up to the Distribution. The reorganization, including the merger and our continuation as a Bermuda company, involve taxable transactions. Under a tax sharing agreement we entered into with Applied Power, we will be responsible for federal and state income taxes resulting from the reorganization transactions. As a result, we will bear the risk of any audit adjustments by the IRS or other taxing authorities challenging the reporting of the reorganization transactions.

 Extraordinary Loss

   In fiscal 2000, we recorded an extraordinary loss of $2.1 million, ($3.3 million pre-tax, net of a $1.2 million tax benefit) that relates to a make-whole premium paid in connection with the early retirement of $50.0 million of senior promissory notes of a ZERO subsidiary due March 8, 2011.

Fiscal 1999 Compared to Fiscal 1998

 Net Sales

   Fiscal 1999 net sales grew to $1.06 billion from $0.59 billion in fiscal 1999, an increase of 78%. Our fiscal 1999 net sales growth was primarily the result of our acquisition of Rubicon and the inclusion of a full year of Vero net sales as well as the other acquisitions completed throughout fiscal 1998. Excluding acquisitions and the adverse effect of foreign currency translation, net sales increased 7% in fiscal 1999. Fiscal 1999 represented the first full year in which we owned all of the businesses we acquired in fiscal 1998. Our net sales growth in fiscal 1999 was impacted by the rationalization of certain acquired product lines and a conscious effort to shift the overall business to custom integrated systems versus individual standard products, which resulted in lower standard product net sales in fiscal 1999 compared to fiscal 1998. Fiscal 1999 net sales were also effected by our choice to exit a local, non-strategic product line that we had inherited from acquisitions in order to create manufacturing capacity for our target customers.

 Geographic Sales

                                                                  Percentage
                                                    Years Ended   Change From
                                                    August 31,    Prior Year
                                                  --------------- -------------
                                                    1999    1998  1999    1998
                                                  -------- ------ -----   -----
                                                   ($ millions)
      North America.............................. $  576.0 $461.0    25%     38%
      Europe and Rest of World...................    479.3  132.2   263%    223%
                                                  -------- ------ -----   -----
        Total.................................... $1,055.3 $593.2    78%     58%
                                                  ======== ====== =====   =====

   Fiscal 1999 North American net sales grew to $576.0 million from $461.0 million in fiscal 1998, an increase of 25%. The growth in fiscal 1999 is a mix between acquisitions completed in the second half of fiscal 1998 and internal growth. Acquisitions completed in the second half of fiscal 1998 accounted for $61.6 million of the net sales increase. Internal growth accounted for the remaining $53.4 million net sales increase. Internal growth in fiscal 1999 was primarily a result of the growth in our custom integrated systems product line partially offset by a small decrease in net sales at our thermal management product line. The decrease in net sales at our thermal management product line was a result of repositioning the product offering towards the communication markets and out of industrial related applications.

   Fiscal 1999 European and Rest of World sales increased to $479.3 million from $132.2 million in fiscal 1998, an increase of 263%. Our fiscal 1999 European and Rest of World sales growth was the result of the September 1998 acquisition of Rubicon and the inclusion of a full year of Vero net sales, which we acquired in late fiscal 1998. The businesses of both acquisitions are concentrated in the U.K., Ireland and to a lesser extent continental Europe. Prior to completing the Vero and Rubicon acquisitions, our European presence was basically limited to two locations in Ireland and one in England.

 Gross Profit

   Fiscal 1999 gross profit grew to $291.8 million from $194.1 million in fiscal 1999, an increase of 50%. As a percentage of net sales, gross profit in fiscal 1999 decreased to 27.7% from 32.7% in fiscal 1998. Excluding a one-time charge in fiscal 1998 relating to a $10.1 million write-off of obsolete inventory (see further discussion below under "Merger, Restructuring and Other Non-recurring Items"), our fiscal 1999 gross profit increased 43% over fiscal 1998. Excluding the one-time charge in fiscal 1998 as percentage of net sales, gross profit in fiscal 1999 decreased to 27.7% from 34.4% in fiscal 1998. The net sales growth in fiscal 1999 was primarily a result of the Vero and Rubicon acquisitions, both of which have lower aggregate gross profit margin versus the businesses that comprised our net sales in fiscal 1998.

 Operating Expenses

   Fiscal 1999 operating expenses increased to $188.0 million from $142.8 million, an increase of 32% over fiscal 1998. As a percentage of net sales, operating expenses were 17.8% for fiscal 1999, compared to 24.1% for fiscal 1998. Our fiscal 1999 decrease in operating expenses as a percentage of net sales was primarily the result of the elimination of the general corporate expenses that had historically been incurred by the ZERO and Vero corporate headquarters. In addition, the fiscal 1999 decrease in operating expenses as a percentage of net sales was a result of one-time merger and restructuring charges recorded in fiscal 1998. See "Merger, Restructuring and other Non-Recurring Items" below for further discussion.

 Amortization of Intangible Assets

   Fiscal 1999 amortization of intangible assets grew to $20.9 million from $7.8 million in fiscal 1998, an increase of 168%. This increase was primarily the result of the amortization of the goodwill recorded for the eight acquisitions completed throughout fiscal 1998, including Vero, as well as the Rubicon acquisition which occurred in fiscal 1999.

 Merger, Restructuring and other Non-Recurring Items

   We recorded merger, restructuring and other one-time charges of $21.1 million after tax ($27.9 million pre-tax) in the fourth quarter of fiscal 1998 for costs associated with the ZERO merger, various plant and infrastructure consolidations, and other cost reduction and product rationalization efforts. With the exception of approximately $1.2 million in reserves relating primarily to long-term lease commitments and other contractual obligations, no accrued restructuring reserves remained at August 31, 2000.

   The following table summarizes the manner in which merger, restructuring and other non-recurring items were recorded in our fiscal 1998 Consolidated Statements of Earnings (in millions):

                                                                     Fiscal 1998
                                                                     APW Charge
                                                                     -----------
      Cost of products sold.........................................    $10.1
      Engineering, selling and administrative expense...............      1.4
      Restructuring charges.........................................     11.2
      Merger related expenses.......................................      5.2
                                                                        -----
        Operating earnings..........................................    $27.9
      Less: Income tax benefit......................................      6.8
                                                                        -----
        Net earnings................................................    $21.1
                                                                        =====

   Of the $27.9 million pre-tax charge we recorded in the fourth quarter of fiscal 1998, a total of $15.9 million was for fees and expenses associated with the ZERO Corporation merger. This amount includes merger transaction costs of approximately $5.2 million for legal, accounting and financial advisory services. The remaining $10.7 million reflects costs associated with organizational realignment, closure of ZERO headquarters, facility consolidation, a change in estimate of a receivable valuation and the write-off of obsolete inventory due to conforming of product lines. The ZERO merger took place on July 31, 1998, when a newly created subsidiary of Applied Power merged into ZERO Corporation after shareholder approval of both companies. All fees and expenses related to the ZERO merger and to the integration of the combined companies were expensed as required under the pooling of interests method of accounting.

   We also recorded charges of $7.1 million in connection with our plan to eliminate redundancies and to streamline operations within the electronic enclosure businesses that we acquired in fiscal 1998 and 1997. This amount included costs for employee severance and provisions for long-term lease commitments on closed facilities. We completed eleven electronic enclosure acquisitions in fiscal 1998 and 1997. As a result of this rapid expansion into the electronic enclosure business, there were significant rationalization and integration opportunities within and between the acquired businesses. Our plan to eliminate redundancies and streamline operations included the consolidation of three facilities into one in the northeastern United States, the consolidation of production of several product lines between facilities, the standardization of design and development functions, and other organizational realignments. We completed the planned reorganization of the acquired companies in fiscal 1999. The charges discussed above included $8.9 million for severance payments for a reduction of approximately 190 employees.

   We also recorded charges of $4.9 million to cost of products sold for the write-off of obsolete inventory in connection with programs we initiated to eliminate or reduce product lines and items which were not generating sufficient economic return. These programs included the elimination of slow-moving or marginal products and exiting of less-productive product lines. The majority of our product-line rationalization initiatives were materially completed by the end of fiscal 1999.

 Operating Earnings

   Fiscal 1999 operating earnings grew to $82.9 million, an increase of 91% over fiscal 1998. As a percentage of net sales, operating earnings increased to 7.9% from 7.3% in fiscal 1998. The increase in operating earnings in dollars as well as a percentage of net sales is primarily the merger and restructuring charges recorded in fiscal 1998. Excluding these fiscal 1998 merger and restructuring charges, operating earnings in fiscal 1999 grew 16% from fiscal 1998.

 Net Financing Costs

   Fiscal 1999 net financing costs grew to $52.9 million, an increase of 219% over fiscal 1998. The net financing costs increase in fiscal 1999 was primarily the result of additional borrowings incurred to finance acquisitions completed during and subsequent to fiscal 1998, coupled with a higher weighted average interest rate incurred during fiscal 1999.

 Other (Income) Expense, net

   Fiscal 1999 Other (Income) Expense, net was $1.8 million of income and fiscal 1998 Other (Income) Expense, net was $8.7 million of income. In fiscal 1998, we recognized an allocated portion of gain on the sale of a ZERO corporate property totaling $5.5 million and an allocated portion of gain from proceeds on a ZERO life insurance policy of $1.0 million.

 Income Tax Expense

   Fiscal 1999 income tax expense was $11.4 million compared to $17.2 million in fiscal 1998. Our effective income tax rate was 35.8% in fiscal 1999 compared to 48.3% in fiscal 1998. Our fiscal 1998 effective income tax rate was greater than our fiscal 1999 rate primarily as a result of the one-time merger and restructuring charges recorded in fiscal 1998 being non-deductible for tax purposes. Excluding these one-time items, our fiscal 1998 effective income tax rate was 37.7%.

Unaudited Pro Forma Financial Statements

   The following unaudited pro forma consolidated statements of earnings present our consolidated results of operations assuming that the transactions contemplated by the Distribution had been completed as of September 1, 1998, the first day of fiscal 1999.

   The unaudited pro forma information has been prepared utilizing our historical consolidated financial statements. This pro forma information should be read in conjunction with the accompanying historical consolidated financial statements and related notes thereto. The unaudited pro forma financial information does not purport to be indicative of our results in the future or what the results of operations would have been had we been an independent, stand-alone entity during the periods shown.

                                   APW Ltd.

            Unaudited Pro Forma Consolidated Statement of Earnings
                             (Dollars in millions)

                                              Year Ended August 31, 2000
                                            ---------------------------------
                                                        Pro Forma      Pro
                                            Historical Adjustments    Forma
                                            ---------- -----------   --------
Net sales..................................  $1,239.5    $  --       $1,239.5(2)
Cost of products sold......................     916.3       --          916.3
                                             --------    ------      --------
Gross profit...............................     323.2       --          323.2
Engineering, selling and administrative....     201.6       1.2 (3)     202.8
Amortization of intangible assets..........      23.9       --           23.9
Corporate reorganization expenses..........       6.5      (6.5)(4)       --
                                             --------    ------      --------
Operating earnings.........................      91.2       5.3          96.5(2)
Net financing costs........................      52.6     (25.7)(5)      26.9
Other (income) expense, net................       5.0       --            5.0(1)
                                             --------    ------      --------
Earnings before income tax expense.........      33.6      31.0          64.6
Income tax expense.........................      54.1     (35.0)(6)      19.1
                                             --------    ------      --------
Earnings before extraordinary item.........     (20.5)     66.0          45.5
Extraordinary loss on early retirement of
 debt, net of income tax benefit of $1.2
 million...................................      (2.1)      2.1 (7)       --
                                             --------    ------      --------
Net earnings...............................  $  (22.6)   $ 68.1      $   45.5(1)
                                             ========    ======      ========

   The accompanying notes are an integral part of these unaudited pro forma financial statements

                                   APW Ltd.
            Unaudited Pro Forma Consolidated Statement of Earnings
                             (Dollars in millions)

                                                Year Ended August 31, 1999
                                              ---------------------------------
                                                          Pro Forma      Pro
                                              Historical Adjustments    Forma
                                              ---------- -----------   --------
Net sales....................................  $1,055.3    $  --       $1,055.3
Costs of products sold.......................     763.5       --          763.5
                                               --------    ------      --------
Gross profit.................................     291.8       --          291.8
Engineering, selling and administrative
 expenses....................................     188.0       4.6 (3)     192.6
Amortization of intangible assets............      20.9       --           20.9
                                               --------    ------      --------
Operating earnings...........................      82.9      (4.6)         78.3
Net financing costs..........................      52.9     (25.3)(5)      27.6
Other (income) expense, net..................      (1.8)      --           (1.8)
                                               --------    ------      --------
Earnings before income tax expense...........      31.8      20.7          52.5
Income tax expense...........................      11.4       4.4 (6)      15.8
                                               --------    ------      --------
Net earnings.................................  $   20.4    $ 16.3      $   36.7
                                               ========    ======      ========

   The accompanying notes are an integral part of these unaudited pro forma financial statements
--------
(1) Other (income) expense, net includes a $3.3 million pre-tax loss ($2.1 million after-tax) on the termination of Euro forward contracts incurred in the fourth quarter of fiscal 2000. Excluding this one-time item, pro forma net earnings for fiscal 2000 is $47.6 million.
(2) An Industrial business of Applied Power was transferred to APW Ltd. on August 1, 2000. This business is being held for sale by APW Ltd. and its results of operations have been included with APW Ltd. since that date. Excluding this business held for sale APW Ltd.'s pro forma net sales and operating earnings are $1,237.9 million and $96.6 million, respectively.
(3) Pro forma adjustments to engineering, selling and administrative expenses represent the estimated incremental costs that would have been incurred by us for general corporate expenses if the Distribution had occurred on September 1, 1998, the beginning of fiscal 1999. For fiscal 2000 and 1999, total pro forma general corporate expenses are $12.0 million.
(4) Pro forma adjustment reflects the exclusion of our allocated portion of corporate reorganization costs incurred by Applied Power associated with the Distribution. The pro forma Consolidated Statements of Earnings reflect the Distribution as having taken place at September 1, 1998 and as such, the one-time charge is excluded given that these corporate reorganization expenses would have been incurred by us before the Distribution.
(5) Pro forma adjustments reflect an adjustment to net financing costs based on our lower outstanding indebtedness and subsequent lower financing costs as a result of the debt realignment which occurred in conjunction with the Distribution. The weighted average interest rate used to calculate pro forma net financing costs for both fiscal 2000 and 1999 was 7.75%, and is based on interest rates for various types of interest bearing obligations in which we have entered.
(6) Pro forma adjustment to income tax expense represents the anticipated lower effective tax rate of 30% on the higher pro forma pre-tax earnings that we are expected to be subject to after our reorganization as a Bermuda company.
(7) The pro forma adjustment represents the exclusion of the extraordinary loss on the early retirement of debt that was recorded during fiscal 2000, which was incurred in anticipation of the Distribution. The Pro Forma Consolidated Statement of Earnings presents our results as if the Distribution had occurred on September 1, 1998. Because we incurred the extraordinary loss before the Distribution, the pro forma results exclude this loss.

 Liquidity and Capital Resources

 Cash Flows

                                                     Fiscal  Fiscal   Fiscal
                                                      2000    1999     1998
                                                     ------  -------  -------
                                                          ($ millions)
      Cash Provided By (Used In)
        Operating activities........................ $ 35.5  $  75.9  $  56.7
        Investing activities........................  (60.1)  (435.3)  (314.0)
        Financing activities........................    9.3    373.7    249.3

   Cash and cash equivalents totaled $0.6 million at August 31, 2000 and $15.0 million at August 31, 1999. In order to minimize net financing costs, we intentionally maintain low cash balances by using available cash to reduce short-term bank borrowings.

   Net cash provided by operations in fiscal 2000 decreased to $35.5 million compared to $75.9 million in fiscal 1999. The primary reasons for the decrease are the additional expenditures related to the corporate reorganization and subsequent Distribution. Another factor contributing to the decrease from fiscal 1999 is the increase in receivables in fiscal 2000, mainly due to the increase in sales over the second half of fiscal 2000 versus the prior year second half, particularly in the fourth quarter of fiscal 2000. The net increase in inventories from fiscal 1999 was almost entirely offset by a corresponding increase in accounts payable. The increase in other liabilities of $24.3 million represents an increase in current taxes payable due to recording a $40.0 million tax provision associated with our reorganization as a Bermuda company.

   Net cash used in investing activities for fiscal 2000 was $60.1 million. This consisted primarily of $45.9 million being used for capital expenditures and $13.3 million for business acquisitions and investments in unconsolidated affiliates, net of proceeds from asset disposals. Net cash used in investing activities in fiscal 1999 and fiscal 1998 consisted primarily of cash used for business acquisitions in the amount of $401.9 million in fiscal 1999 and $290.3 million in fiscal 1998. We spent $43.0 million and $31.6 million on capital expenditures in fiscal 1999 and fiscal 1998, respectively.

   Financing activities in fiscal 2000 included $33.0 million of net cash investments by and advances from Applied Power, offset by $53.4 million of net principal payments on long-term debt. We received $26.1 million in net proceeds from a sale-leaseback transaction related to five properties located in the United States and an additional $3.5 million from the financing of receivables.

 Capitalization

   Debt at August 31, 2000 totaled $236.4 million, a decrease of approximately $492.4 million since the beginning of the fiscal year. The significant decrease in debt was a result of the debt realignment between us and Applied Power in connection with the Distribution, net principal payments on debt through cash flow from operations and sale-leaseback financing activities, offset by additional debt incurred to fund fiscal 2000 acquisitions. See "Historical Allocations from Applied Power" above for discussion of Applied Power debt allocated to us before July 31, 2000.

   We were formed as an indirect wholly-owned subsidiary of Applied Power through a continuation of an existing company (previously named Wright Line, Inc. and now named APW Ltd.) in Bermuda. As a result, we became a Bermuda company and at such time issued 1.2 million shares owned indirectly by Applied Power. In connection with the Distribution, we issued additional shares totaling 37,997,135 which were held indirectly by Applied Power and on July 31, 2000, Applied Power distributed all 39,197,135 shares to the shareholders of Applied Power. In addition, as a result of the above discussed debt realignment between us and Applied Power, our total equity was increased significantly due to the additional investment by Applied Power to retain a certain portion of our allocated debt.

   Prior to the Distribution, "Combined equity" in our Consolidated Financial Statements represents Applied Power's cumulative net investment in our combined businesses. Changes in "Combined equity" represent our net income
(loss), net cash and non-cash contributions from distributions to Applied Power, changes in allocated corporate debt and allocated corporate interest, net of tax.

   To reduce the risk of interest rate increases, we will periodically enter into interest rate swap agreements. Currently, our interest rate swap activity is not significant.

 Capital Commitments

   During the next several years, a portion of our cash flow is expected to be used to fund business acquisitions, capital expenditures and to service indebtedness. We periodically evaluate electronics businesses for potential investment, consistent with our strategic objectives. We intend that any acquisition which requires significant funding would be financed using our bank facilities and, depending upon market conditions, our common stock or common stock linked instruments.

   We estimate that capital expenditures aggregating approximately $65.0 million will be required during fiscal 2001 to complete equipment, facility and information technology upgrade and expansion projects. We have made some commitments in connection with those projects.

 Liquidity

   On July 31, 2000, as part of the Distribution, we assumed Applied Power's accounts receivable financing facility. On that date, the facility was amended by decreasing the amount available under the facility from $150.0 million to $100.0 million. The facility was also amended to sell the receivables without recourse. The assumed accounts receivable financing facility agreement expires in November 2000. All other substantive terms of the amended agreements remained the same as they were under Applied Power. At August 31, 2000, $78.9 million of receivable interests were sold under this facility.

   On August 1, 2000, we entered into a 3-year, $600.0 million revolving credit facility that matures on July 31, 2003. The proceeds of the credit facility will be used to: (i) refinance a portion of Applied Power's existing indebtedness, (ii) finance working capital, capital expenditures and general corporate requirements, and (iii) finance potential future acquisitions. Under the revolving credit facility, we can borrow at a floating rate of LIBOR plus 0.750% to 1.750% annually, depending on our total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. Based on our current total debt to EBITDA ratio, we incur interest at 1.125% above the 30-day LIBOR. A non-use fee, computed at a rate of 0.200% to 0.375% annually, depending on our total debt to EBITDA ratio, is payable quarterly on the average unused credit line.

   At August 31, 2000, we had approximately $394.0 million of funds available under multi-currency credit agreements, unused non-committed lines of credit and receivable financing facilities. We believe that availability under our current credit facilities or other borrowings, plus funds generated from operations, will be adequate to meet our operating, debt service and capital expenditure requirements for the foreseeable future.

   On September 29, 2000, we filed a registration statement on Form S-3 with the Securities and Exchange Commission utilizing a "shelf" registration process. Using this process, we may, from time to time, offer any combination of securities described in the registration statement in one or more offerings with a total initial offering price of up to $500.0 million. We intend to use the net proceeds from the sale of the securities for one or more of the following purposes: to repay, in part, existing indebtedness (and, in general, to reduce financial leverage); to finance capital expenditures and capacity expansion; to finance, in part, the cost of further acquisitions; and for general corporate purposes.

   We have not paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

 European Economic Monetary Union

   On January 1, 1999, eleven of the European Union countries (including eight countries in which we have operations) adopted the Euro as their single currency, resulting in fixed conversion rates between their existing currencies ("legacy currencies") and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. Following the introduction of the Euro, the legacy currencies remain legal tender in the participating countries during the transition through January 1, 2002. Beginning on January 1, 2002, the European Central Bank will issue Euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the participating countries will withdraw all legacy bills and coins and use the Euro as their legal currency.

   Our various operating units located in Europe that are affected by the Euro conversion intend to maintain their books in their respective legacy currency through a portion of the three-year introductory period. At this time, we do not expect the reasonably foreseeable consequences of the ongoing Euro conversion to have material adverse effects on our business, operations or financial condition.

 Environmental Compliance

   The Company has facilities in a number of geographic locations that are subject to a range of environmental laws and regulations. Compliance with these laws has and will require expenditures on a continuing basis. Predecessors to APW Ltd. have been identified by the United States Environmental Protection Agency ("EPA") as "Potentially Responsible Parties" regarding various multi-party Superfund sites. Potentially responsible parties are jointly and severally liable with respect to Superfund site remediation liabilities. Any liability in connection with these sites has been assumed by APW Ltd. Based on our investigations, we believe that we are a de minimis participant in certain of these sites. As to one site, we are a minor participant, and our share of estimated cleanup costs is not likely to exceed $1.4 million. As to another EPA site where we are not a de minimis participant, the state has required us to conduct additional ground water testing at our former manufacturing facility, and we cannot reasonably estimate the amount of our liability, if any. In addition, we are also involved in other state clean up actions for which we believe the aggregate costs of remediation are adequately reserved for in our financial statements.

   We anticipate that environmental costs will be expensed or capitalized depending on their future economic benefits. Expenditures that have no future economic value will be expensed. Liabilities will be recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental expenditures over the last three years for APW Ltd. have not been significant. Although the level of future expenditures for environmental remediation is uncertain, in our opinion these costs are not likely to have a material adverse effect on our financial position, results of operations or cash flows. Environmental remediation accruals of $3.2 million and $2.8 million were included in the Consolidated Balance Sheets for APW Ltd. and its subsidiaries at August 31, 2000 and 1999, respectively.

 Seasonality

   Due to the shortened number of business days in the second quarter of our fiscal year (from December 1 to February 28), we typically experience lower sales volumes in the second quarter of each fiscal year as compared to the other quarters in the fiscal year.

 Inflation

   No meaningful measures of inflation are available because we have a significant number of operations in countries with diverse rates of inflation and currency rate movements.

 New Accounting Pronouncements

   In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The statement replaces SFAS No. 125 and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." The statement also revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. Nevertheless, it continues most of SFAS No. 125's provisions without reconsideration. The statement will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 is not expected to have a significant effect on us based on our current conformity with SFAS No. 125.

   In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and
(iv) collectability is reasonably assured. Adoption of SAB 101 is not expected to have a significant material effect on our financial statements.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In July 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133," which delays the effective date of SFAS No. 133 by one year. As a result, SFAS No. 133 will be effective for our 2001 fiscal year. Adoption of SFAS No. 133 will not have a significant effect on us based on our current derivative and hedging activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to market risk from changes in foreign exchange and interest rates and, to a lesser extent, commodities. To reduce such risks, we selectively use financial instruments.

   A discussion of our accounting policies for derivative financial instruments is included in our Consolidated Financial Statements and Notes thereto, in this Form 10-K within Note 2--"Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements, and further disclosure relating to financial instruments is included in Note 9--"Debt."

   Currency Risk--We have significant international operations. In most instances, our products are produced at manufacturing facilities located near the customer. As a result, significant volumes of finished goods are manufactured in countries for sale into those markets. For goods purchased from our affiliates, we denominate the transaction in the functional currency of the producing operation.

   We have adopted the following guidelines to manage its foreign exchange exposures:

  (i) increase the predictability of costs associated with goods whose purchase price is not denominated in the functional currency of the buyer;

  (ii) minimize the cost of hedging through the use of naturally offsetting positions (borrowing in local currency), netting, pooling; and

  (iii) where possible, sell product in the functional currency of the producing operation.

   Our identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. We periodically identify naturally occurring offsetting positions and then purchases hedging instruments to protect against anticipated exposures. Our financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. Based on our overall currency rate exposure, including derivative financial instruments and nonfunctional currency denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cashflows over the next fiscal year.

   Interest Rate Risk--We periodically enter into interest rate swaps to stabilize financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, we contract with a counter party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense. Gains relating to terminations of qualifying hedges are deferred and recognized in income at the same time as the underlying hedged transactions. A seventy-eight (10% of our weighted average interest rate) basis-point change in interest rates on average long-term borrowings would have impacted net interest expense by approximately $5.4 million and $4.9 million for 2000 and 1999, respectively.

   Commodity Prices--We are exposed to fluctuation in market prices for steel. Therefore, we have established a program for centralized negotiation of steel prices. This program allows us to take advantage of economies of scale as well as to cap pricing. All business units are able to purchase steel under this arrangement. In general, the contracts lock steel pricing for 18 months and enable us to pay less if market prices fall.

Item 8. Financial Statements and Supplementary Data

   Unaudited quarterly financial data for fiscal 2000 and fiscal 1999 is as follows (in millions, except per share amounts):

                                                    2000 (Unaudited)
                                         --------------------------------------
                                         FIRST  SECOND (1) THIRD (2) FOURTH (3)
                                         ------ ---------- --------- ----------
      Net sales......................... $289.1   $277.1    $319.8     $353.5
      Gross profit......................   77.4     72.3      82.7       90.8
      Net earnings......................    6.4      2.5       6.3      (37.8)
                                         ======   ======    ======     ======
      Basic and diluted earnings per
       share--
        Before extraordinary item....... $ 0.17   $ 0.11    $ 0.16     $(0.97)
        Extraordinary loss, net of tax..     --    (0.05)       --         --
                                         ------   ------    ------     ------
        Basic and diluted earnings per
         share.......................... $ 0.17   $ 0.06    $ 0.16     $(0.97)
                                         ======   ======    ======     ======

                                                    1999 (Unaudited)
                                         --------------------------------------
                                         FIRST    SECOND     THIRD     FOURTH
                                         ------ ---------- --------- ----------
      Net sales......................... $263.2   $250.1    $260.5     $281.5
      Gross profit......................   75.9     64.5      72.4       79.0
      Net earnings......................    7.8      3.3       3.9        5.4
                                         ======   ======    ======     ======
        Basic and diluted earnings per
         share.......................... $ 0.20   $ 0.09    $ 0.10     $ 0.14
                                         ======   ======    ======     ======

--------
(1) Includes $2.2 million allocated charge for the second quarter of fiscal 2000 for corporate reorganization fees and expenses associated with the Distribution and the reorganization of APW Ltd. to a Bermuda company. Those fees and expenses which are included in the Consolidated Statements of Earnings represent APW Ltd.'s allocated portion of legal, accounting, tax and investment banking fees incurred for services related to the transaction.
  Also in the second quarter of fiscal 2000, a $3.3 million make-whole premium ($2.1 million net of tax benefit) was paid in connection with the early retirement of debt in anticipation of the Distribution. This charge is recorded in the Consolidated Statements of Earnings, as an extraordinary item, net of tax.
(2) Includes $0.6 million allocated charge for the third quarter of fiscal 2000 for corporate reorganization fees and expenses associated with the Distribution and the reorganization of APW Ltd. to a Bermuda company.
(3) Includes a $3.7 million allocated charge for the fourth quarter of fiscal 2000 for corporate reorganization fees and expenses associated with the Distribution and the reorganization of APW Ltd. to a Bermuda company.
  Includes a $3.3 million foreign currency loss ($2.1 million net of tax benefit) associated with the termination of Euro forward contracts. Includes a $40.0 million income tax provision recorded as a result of reorganizing as a Bermuda company.

   The Consolidated Financial Statements are included on pages 35 to 58 and are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   On July 17, 2000, APW Ltd.'s board of directors appointed
PricewaterhouseCoopers LLP as the auditors for APW Ltd. for fiscal year 2000 and going forward.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference from the "Election of Directors" and "Other Information--Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on January 16, 2001 (the "2001 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof.

Item 11. Executive Compensation

   The information required by this section is incorporated by reference from the "Board Meetings, Committees and Directors Compensation" section and the "Executive Compensation" section (other than the subsections thereof entitled "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Performance Graph") of the 2001 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference from the "Certain Beneficial Owners" and "Election of Directors" section of the 2001 Annual Meeting Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference from the "Certain Relationships and Related Transactions" section of the 2001 Annual Meeting Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Documents filed as part of this report:

    1. Consolidated Financial Statements

      See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 33, the Report of Independent
      Accountants on page 34 and the Consolidated Financial Statements on pages 35 to 58, all of which are incorporated herein by reference.

    2. Financial Statement Schedules

      See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 33, the Report of Independent
      Accountants on Financial Statement Schedules on page 59, all of which are incorporated herein by reference.

    3. Exhibits

      See "Index to Exhibits" on pages 62-63, which is incorporated herein by reference.

  (b) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the last quarter of fiscal 2000:

       None.

     The following reports on Form 8-K were filed subsequent to the end of the 2000 fiscal year:

       On October 6, 2000, the Company filed a Current Report on Form 8-K dated September 26, 2000, reporting under Item 5 the press release announcing the fourth quarter and annual results for the periods ending August 31, 2000. APW Ltd. also included its outlook for the next fiscal year.

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          -----
Report of Independent Accountants........................................    34

Consolidated Statements of Earnings
  For the years ended August 31, 2000, 1999 and 1998.....................    35

Consolidated Balance Sheets
  As of August 31, 2000 and 1999.........................................    36

Consolidated Statements of Shareholders' Equity and Comprehensive Income
  For the years ended August 31, 2000, 1999 and 1998.....................    37

Consolidated Statements of Cash Flows
  For the years ended August 31, 2000, 1999 and 1998.....................    38

Notes to Consolidated Financial Statements............................... 39-58

INDEX TO FINANCIAL STATEMENT SCHEDULES

Report of Independent Accountants on Financial Statement Schedules.......    59

Schedule II--Valuation and Qualifying Accounts...........................    60

   All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of APW Ltd.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of APW Ltd. and its subsidiaries (the Company) at August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
September 26, 2000

                                    APW LTD.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                 (Dollars in thousands, except per share data)

                                                  Years Ended August 31,
                                              --------------------------------
                                                 2000        1999       1998
                                              ----------  ----------  --------
Net sales.................................... $1,239,542  $1,055,338  $593,210
Cost of products sold........................    916,294     763,585   399,122
                                              ----------  ----------  --------
  Gross profit...............................    323,248     291,753   194,088
Engineering, selling and administrative
 expenses....................................    201,611     187,991   126,536
Amortization of intangible assets............     23,918      20,876     7,771
Corporate reorganization expenses............      6,541         --        --
Restructuring charges........................        --          --     11,111
Merger related expenses......................        --          --      5,195
                                              ----------  ----------  --------
  Operating earnings.........................     91,178      82,886    43,475
Other expense (income)
  Net financing costs........................     52,657      52,857    16,623
  Gain on life insurance policy..............        --          --       (957)
  Gain on sale of building...................        --          --     (5,496)
  Other expense (income), net................      4,967      (1,786)   (2,201)
                                              ----------  ----------  --------
Earnings before income tax expense...........     33,554      31,815    35,506
Income tax expense...........................     54,093      11,390    17,159
                                              ----------  ----------  --------
Net earnings (loss) before extraordinary
 item........................................    (20,539)     20,425    18,347
Extraordinary loss on early retirement of
 debt, net of income tax benefit of $1,250...     (2,083)        --        --
                                              ----------  ----------  --------
Net earnings (loss).......................... $  (22,622) $   20,425  $ 18,347
                                              ==========  ==========  ========
Basic and diluted earnings (loss) per share:
  Earnings (loss) per share--before
   extraordinary item........................ $    (0.53) $     0.53  $   0.48
  Extraordinary loss net of tax..............      (0.05)        --        --
                                              ==========  ==========  ========
  Earnings (loss) per share.................. $    (0.58) $     0.53  $   0.48
                                              ==========  ==========  ========
  Weighted average common shares outstanding
   (000's)...................................     39,077      38,825    38,380
                                              ==========  ==========  ========


   The accompanying notes are an integral part of these financial statements

                                    APW LTD.

                          CONSOLIDATED BALANCE SHEETS

            (Dollars in Thousands, except share and per share data)

                                                             August 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                        ASSETS
                        ------
Current assets
  Cash and cash equivalents............................ $      570  $   15,002
  Accounts receivable, net.............................    118,481     101,765
  Inventories, net.....................................    155,402     106,794
  Prepaid expenses.....................................     11,114       5,710
  Deferred income taxes................................     12,035       8,496
                                                        ----------  ----------
    Total current assets...............................    297,602     237,767
Property, plant and equipment..........................    359,007     357,393
  Less: Accumulated depreciation.......................   (181,975)   (162,489)
                                                        ----------  ----------
    Net property, plant and equipment..................    177,032     194,904
Goodwill, net..........................................    673,060     687,256
Other intangibles, net.................................      9,262      11,631
Other assets...........................................     57,114      48,420
                                                        ----------  ----------
    Total assets....................................... $1,214,070  $1,179,978
                                                        ==========  ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities
  Short-term borrowings................................ $      --   $    3,207
  Trade accounts payable...............................    149,877     105,154
  Accrued compensation and benefits....................     31,174      26,749
  Income taxes payable (including amounts due to
   Actuant Corporation)................................     71,073      37,295
  Other current liabilities............................     40,113      58,749
                                                        ----------  ----------
    Total current liabilities..........................    292,237     231,154
Long-term debt.........................................    236,370     725,579
Deferred income taxes..................................      9,580       8,149
Other long-term liabilities (including amounts due to
 Actuant Corporation)..................................     49,504      42,260
Shareholders' equity
  Combined equity......................................        --      183,328
  Common stock--$0.01 par value per share; authorized
   250,000,000 shares, issued and outstanding
   39,204,150 and 0 shares, respectively...............        392         --
  Share premium........................................    638,409         --
  Retained earnings....................................      4,313         --
  Accumulated other comprehensive income...............    (16,735)    (10,492)
                                                        ----------  ----------
    Total shareholders' equity.........................    626,379     172,836
                                                        ----------  ----------
    Total liabilities and shareholders' equity......... $1,214,070  $1,179,978
                                                        ==========  ==========

   The accompanying notes are an integral part of these financial statements

                                    APW LTD.

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                 (In thousands)

                                       Years Ended August 31, 2000, 1999 and 1998
                          ----------------------------------------------------------------------
                                                           Accumulated
                          Common Stock                        Other                    Total
                          -------------  Share   Retained Comprehensive Combined   Shareholders'
                          Shares Amount Premium  Earnings    Income      Equity       Equity
                          ------ ------ -------- -------- ------------- ---------  -------------
Balances at September 1,
 1997...................     --   $--   $    --   $  --     $  2,110    $  83,948    $ 86,058
 Net earnings for the
  year..................     --    --        --      --          --        18,347      18,347
 Currency translation
  adjustments...........     --    --        --      --       (4,212)         --       (4,212)
                                                                                     --------
   Total comprehensive
    income..............                                                               14,135
                                                                                     --------
 Investments by
  (distributions to)
  Applied Power Inc.,
  net...................     --    --        --      --          --        72,589      72,589
                          ------  ----  --------  ------    --------    ---------    --------
Balances at August 31,
 1998...................     --    --        --      --       (2,102)     174,884     172,782
 Net earnings for the
  year..................     --    --        --      --          --        20,425      20,425
 Currency translation
  adjustments...........     --    --        --      --       (8,390)         --       (8,390)
                                                                                     --------
   Total comprehensive
    income..............                                                               12,035
                                                                                     --------
 Investments by
  (distributions to)
  Applied Power Inc.,
  net...................     --    --        --      --          --       (11,981)    (11,981)
                          ------  ----  --------  ------    --------    ---------    --------
Balances at August 31,
 1999...................     --    --        --      --      (10,492)     183,328     172,836
 Net loss through the
  Distribution..........     --    --        --      --          --       (26,935)    (26,935)
 Net earnings
  subsequent to the
  Distribution..........     --    --        --    4,313         --           --        4,313
 Currency translation
  adjustments...........     --    --        --      --       (6,243)         --       (6,243)
                                                                                     --------
   Total comprehensive
    income..............                                                              (28,865)
                                                                                     --------
 Reclassification of
  Applied Power Inc.'s
  net investment........  39,197   392   156,001     --          --      (156,393)        --
 Retention of APW Ltd.
  allocated debt by
  Applied Power Inc.....     --    --    482,350     --          --           --      482,350
 Exercise of stock
  options...............       7   --         58     --          --           --           58
                          ------  ----  --------  ------    --------    ---------    --------
Balances at August 31,
 2000...................  39,204  $392  $638,409  $4,313    $(16,735)   $     --     $626,379
                          ======  ====  ========  ======    ========    =========    ========


   The accompanying notes are an integral part of these financial statements

                                    APW LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in Thousands)

                                                   Years Ended August 31,
                                                ------------------------------
                                                  2000      1999       1998
                                                --------  ---------  ---------
Operating activities
  Net earnings (loss).......................... $(22,622) $  20,425  $  18,347
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization..............   58,866     50,942     23,007
    (Gain) loss from sale of assets............      708       (805)    (7,244)
    (Benefit) provision for deferred income
     taxes.....................................   (3,083)     4,649     (4,000)
    Restructuring and other one-time charges,
     net of income tax benefit.................      --         --      21,119
    Extraordinary loss on early retirement of
     debt......................................    3,333        --         --
    Changes in operating assets and
     liabilities, excluding
     the effects of business acquisitions and
     disposals:
      Accounts receivable......................  (21,181)       741     (1,439)
      Inventories..............................  (49,224)    (7,415)    (2,622)
      Prepaid expenses and other assets........   (3,623)    (1,548)    (9,584)
      Trade accounts payable...................   48,076      7,471      4,172
      Other liabilities........................   24,268      1,466     14,943
                                                --------  ---------  ---------
Net cash provided by operating activities......   35,518     75,926     56,699

Investing activities
  Proceeds on sale of property, plant and
   equipment...................................    2,579      9,571      7,933
  Additions to property, plant and equipment...  (45,924)   (43,017)   (31,613)
  Investments and acquisitions of businesses,
   net of cash acquired........................  (13,304)  (401,891)  (290,319)
  Other investing activities...................   (3,411)       --         --
                                                --------  ---------  ---------
Net cash used in investing activities..........  (60,060)  (435,337)  (313,999)

Financing activities
  Investments by (distributions to) Applied
   Power Inc., net,
   including debt allocations..................   32,988    359,764    252,830
  Net principal payments on long-term debt.....  (53,387)   (24,004)       --
  Additional receivables financed..............    3,459     37,079     14,301
  Proceeds from sale leaseback financing.......   26,144        --         --
  Pre-funding of trusts and other..............       57        900    (17,801)
                                                --------  ---------  ---------
Net cash provided by financing activities......    9,261    373,739    249,330
Effect of exchange rate changes on cash........      849       (606)       201
                                                --------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................  (14,432)    13,722     (7,769)

Cash and cash equivalents--beginning of year...   15,002      1,280      9,049
                                                --------  ---------  ---------
Cash and cash equivalents--end of year......... $    570  $  15,002  $   1,280
                                                ========  =========  =========


   The accompanying notes are an integral part of these financial statements

                                   APW LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Description of Business and Distribution Transaction

   APW Ltd. is a leading global provider of electronics manufacturing services ("EMS"), focused on the rapidly growing custom integrated electronic enclosure systems market. We have the capabilities to design and manufacture a comprehensive portfolio of electronic products, including enclosures (technical housing and external structure and often the skeleton of the product), power supplies, thermal management systems, backplanes (large complex circuit panels used mostly in telecommunication equipment) and cabling, either as individual subassemblies or as custom integrated systems. In addition, we provide a wide range of integrated services to our customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. Our focus is large infrastructure solutions, such as wireless base stations and switches, enterprise hardware and application service providers and Internet service providers. We are not targeting high volume markets, such as personal computers or cell phone handsets. Our solutions provide our customers with accelerated time-to-market and decreased time-to-volume production, while reducing their production costs and allowing them to focus on the design and marketing of their products. We believe our emphasis on technical innovation and vertically integrated engineering and manufacturing expertise, coupled with our total solution approach, which can be delivered on a worldwide basis, differentiates us in the marketplace.

   On January 26, 2000, Applied Power Inc.'s (Applied Power and APW Ltd.'s predecessor company) board of directors authorized management to pursue a spin-off of the Electronics business (the "Distribution") to more effectively capitalize on the opportunities in this market. Prior to the Distribution, APW Ltd. was reorganized as a Bermuda company. On July 7, 2000, Applied Power's board of directors approved the Distribution, which became effective on July 31, 2000, with shareholders of Applied Power common stock as of the July 21, 2000 record date receiving one share of APW Ltd. common stock for every Applied Power share owned. We now trade separately on The New York Stock Exchange under the ticker symbol of "APW."

Note 2--Summary of Significant Accounting Policies

   Basis of Presentation: The accompanying consolidated financial statements have been prepared on a basis which reflects the historical financial position, results of operations and cash flows of APW Ltd. For all periods presented, the presentation assumes that the Electronics businesses of Applied Power that was contributed to APW Ltd. in connection with the Distribution was organized as a separate legal entity. Generally, only assets and liabilities of the ongoing Applied Power Electronics business segment that were transferred to APW Ltd. prior to the Distribution are included in the Consolidated Balance Sheets. In addition, the consolidated financial statements of APW Ltd. include allocations of certain Applied Power corporate assets, liabilities and expenses as discussed below.

   The financial statements assume that Applied Power has provided certain general and administrative services to APW Ltd. including administration, finance, legal, tax, treasury, information systems, corporate communications and human resources prior to the Distribution. The cost for these services has been allocated to APW Ltd. by Applied Power based upon a formula that includes sales, operating profit, assets and headcount. Management of APW Ltd. believes that the allocation of cost for these services is reasonable. These allocations were $9.0 million, $7.4 million and $9.8 million in 2000, 1999 and 1998, respectively. Since the Distribution, APW Ltd. has performed these general and administrative services using its own resources or purchased services. Prior to the Distribution, certain assets and liabilities related to the above general and administrative services have been allocated by Applied Power to APW Ltd. on a basis consistent with the related expenses.

   Applied Power's historical practice had been to incur indebtedness for its consolidated businesses at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and then to centrally manage various cash functions. Accordingly, through July 31, 2000, historical amounts of debt and

                                   APW LTD.

related interest expense were allocated to APW Ltd. from Applied Power based on the portion of Applied Power's investment in APW Ltd. deemed to be debt. This allocation had been based upon a cash flow model which details the historical uses of debt proceeds by APW Ltd. and the deemed debt repayments by APW Ltd. based on free cash flow. Management believes that the allocation of corporate debt and related interest expense for the historical periods is reasonable. In conjunction with the Distribution, the consolidated debt of Applied Power was realigned between us and Applied Power. Through an additional investment by Applied Power on July 31, 2000, a certain portion of our allocated debt was retained by Applied Power.

   The allocation methodologies followed in preparing the consolidated financial statements may not necessarily reflect the results of operations, cash flows, or financial position of APW Ltd. in the future, or what the results would have been had APW Ltd. been a separate, independent public entity for all periods presented.

   Principles of Consolidation: The consolidated financial statements of APW Ltd. include the accounts of the related Electronics businesses of Applied Power prior to the Distribution and of APW Ltd. and its subsidiaries subsequent to the Distribution. APW Ltd. consolidates companies in which it owns or controls more than fifty percent of the voting shares. Investments in partially-owned affiliates are accounted for by the equity method when APW Ltd.'s interest exceeds twenty percent. The results of companies acquired or disposed of during the fiscal year are included in the consolidated statements from the effective date of acquisition or until the date of disposal. All significant interdivisional balances, transactions and profits have been eliminated in consolidation.

   Cash Equivalents: APW Ltd. considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

   Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Cost is determined using principally the first-in, first-out or average cost methods for APW Ltd. inventories.

   Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated over the estimated useful lives of the assets, ranging from two to thirty years, under the straight-line method for financial reporting purposes and either the straight-line or regulatory methods for income tax purposes. Capital leases and leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Expenditures for maintenance and repairs not expected to extend the useful life of an asset beyond its normal useful life are expensed as incurred.

   Goodwill and Other Intangible Assets: Goodwill is amortized on a straight-line basis over periods of fifteen to forty years. Other intangible assets, consisting primarily of purchased patents, trademarks and non-compete agreements, are amortized over periods from two to forty years. APW Ltd. periodically evaluates the carrying value of goodwill and other intangible assets. Impairment of goodwill, if any, is measured on the basis of whether anticipated undiscounted operating cash flows generated by the underlying assets exceed the recorded goodwill. No impairment of goodwill was indicated for all periods presented.

   Revenue Recognition: Revenues and costs of products sold are recognized as the related products are shipped.

   Research and Development Costs: Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $6.1 million, $5.7 million and $2.7 million in fiscal 2000, 1999 and 1998, respectively.

   Financing Costs: Prior to the Distribution, net financing costs represent APW Ltd.'s allocated portion of amounts incurred by Applied Power for interest expense, financing fees, amortization of debt financing costs and

                                   APW LTD.

accounts receivable financing costs, net of interest and investment income earned. See "Basis of Presentation" above for discussion of debt and interest allocation. Subsequent to the Distribution, net financing costs represent APW Ltd.'s actual amounts for interest expense, financing fees, amortization of debt financing costs and accounts receivable financing costs, net of interest and investment income earned.

   Income Taxes: APW Ltd. is included in the consolidated U.S. income tax return of Applied Power prior to the Distribution. Therefore, the provision for income taxes of APW Ltd., through July 31, 2000, has been calculated as if APW Ltd. was a stand-alone corporation filing a separate tax return. APW Ltd. uses the liability method to record deferred income tax assets and liabilities relating to the expected future income tax consequences of transactions that have been recognized in APW Ltd.'s financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between financial statement carrying amounts and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which temporary differences are expected to reverse. For further information, including discussion of the Tax Sharing and Indemnification Agreement between APW Ltd. and Applied Power, see Note 13--"Income Taxes."

   Earnings Per Share: Basic and diluted shares used to calculate earnings per share are the same as the historical Applied Power basic shares outstanding for the years ended August 31, 1999 and 1998, respectively. APW Ltd. used Applied Power basic shares outstanding for the following reasons: (i) upon the Distribution, each shareholder of Applied Power common stock received an equivalent number of APW Ltd. common stock shares; (ii) there were no common stock equivalents for APW Ltd. for the periods presented prior to the Distribution; (iii) APW Ltd. was unable to estimate the historical impact of converting Applied Power common stock equivalents into APW Ltd. common stock equivalents. When the Company reports positive net earnings, diluted shares outstanding subsequent to the Distribution will include the impact of dilutive securities issued under the APW Ltd. 2000 Stock Option Plan and the stock options issued in connection with the Distribution that were converted to APW Ltd. options from those issued under pre-existing Applied Power stock option plans.

   The following table sets forth the computation of basic and diluted earnings per share (fiscal 2000 and 1998 results include restructuring charges and other one-time items--see Note 8--"Merger, Restructuring and Other Non-recurring Items") (in thousands, except per share amounts):

                                                         2000     1999    1998
                                                       --------  ------- -------
      Numerator:
        Earnings before extraordinary item...........  $(20,539) $20,425 $18,347
        Extraordinary loss, net of tax...............    (2,083)     --      --
                                                       --------  ------- -------
        Net earnings for basic and diluted earnings
         per share...................................  $(22,622) $20,425 $18,347
                                                       ========  ======= =======
      Denominator:
        Weighted average common shares outstanding
         for basic and diluted earnings per share....    39,077   38,825  38,380
                                                       ========  ======= =======
      Basic and Diluted Earnings Per Share:
        Earnings per share before extraordinary item.  $  (0.53) $  0.53 $  0.48
        Extraordinary loss, net of tax...............     (0.05)     --      --
                                                       --------  ------- -------
        Earnings per share...........................  $  (0.58) $  0.53 $  0.48
                                                       ========  ======= =======

   Options to purchase approximately 1.7 million shares of common stock were outstanding during fiscal 2000 but were not included in the above computation of diluted earnings per share because they would be anti-dilutive due to the net loss in fiscal 2000.

                                   APW LTD.

   Foreign Currency Translation: A significant portion of APW Ltd.'s sales, income and cash flow is derived from its international operations. The financial position and the results of operations of APW Ltd.'s foreign operations are measured using the local or regional currency of the countries in which they operate and are translated into U.S. dollars. Revenues and expenses of foreign subsidiaries are translated into U.S. dollars at the average exchange rate effective during the fiscal year. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which the sales are generated, the reported results of operations of APW Ltd.'s foreign subsidiaries are affected by changes in foreign currency exchange rates and, as compared to prior periods, will be higher or lower depending on the weakening or strengthening of the U.S. dollar. In addition, a portion of APW Ltd.'s net assets are based in its foreign subsidiaries and are translated into U.S. dollars at the foreign currency rate in effect at the end of each period. Accordingly, APW Ltd.'s equity and comprehensive income will fluctuate depending upon the strengthening or weakening of the U.S. dollar versus other currencies. Such currency translation amounts constitute the balance of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. Net gains (losses) resulting from foreign currency transactions, included in "Other expense (income), net" in the Consolidated Statements of Earnings, amounted to $3.4 million loss, $2.9 million gain and $0.1 million loss for the years ended August 31, 2000, 1999 and 1998, respectively.

   Foreign Currency Hedging and Derivative Financial Instruments: Borrowings under long-term foreign currency loans are used to partially hedge against declines in the value of net investments in certain foreign subsidiaries. APW Ltd. also periodically enters into foreign currency contracts to hedge certain exposures related to selected transactions.

   Derivative financial instruments are primarily utilized by APW Ltd. to manage risks associated with interest rate market volatility and foreign exchange exposures. APW Ltd. currently holds only interest rate swap agreements. For interest rate swap agreements, the differential to be paid or received is accrued monthly as an adjustment to interest expense. APW Ltd. also utilizes foreign currency forward contracts to hedge existing foreign exchange exposures. Gains and losses resulting from these instruments are recognized in the same period as the underlying transaction. Gains relating to terminations of qualifying hedges are deferred and recognized in income at the same time as the underlying hedged transactions.

   Fair Value of Financial Instruments: The fair value of APW Ltd.'s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt approximated book value as of August 31, 2000 and 1999 due to their short-term nature and the fact that the interest rates approximated year-end market rates of interest. The fair value of debt instruments is calculated by discounting the cash flow of such obligations using the market interest rates for similar instruments.

   Use of Estimates: The financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the years presented. They also affect the disclosure of contingencies. Actual results could differ from those estimates and assumptions.

   New Accounting Pronouncements: In October 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of SFAS No. 125" and it rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." The statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The statement will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 is not expected to have a significant effect on APW Ltd. based on its current conformity with SFAS No. 125.

                                   APW LTD.

   In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured. The adoption of SAB 101 is not expected to have a significant effect on the Company's financial statements.

   In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of SFAS No. 133," and will now be effective for fiscal years beginning after June 15, 2000, with early adoption permitted. SFAS No. 133, as amended, requires APW Ltd. to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Upon adoption, APW Ltd. will be required to report derivative and hedging instruments at fair value in the balance sheet and recognize changes in the fair value of derivatives in net earnings or other comprehensive income, as appropriate. This Statement will be effective for APW Ltd.'s fiscal year 2001 first quarter financial statements and restatement of prior years will not be permitted. Given APW Ltd.'s current derivative and hedging activities, management has determined that the Statement does not have a significant effect on its financial position or results of operations.

   Reclassifications: Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation.

Note 3--Mergers and Acquisitions

Fiscal 2000--

 Acquisitions

   On April 1, 2000, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Malcoe Enclosures Limited ("Malcoe"). Malcoe specializes in the design and manufacture of shelters, large walk-in enclosures generally used to house telecom equipment. The purchase price totaled $1.6 million, including fees and expenses. The acquisition was funded by borrowings under Applied Power credit facilities. The acquisition has been accounted for using the purchase method and the results of operations of the acquired company are included in the Consolidated Statements of Earnings from the acquisition date. Allocations of the purchase price resulted in approximately $1.4 million in goodwill.

   On January 28, 2000, the Company, through a wholly-owned subsidiary, acquired all of the outstanding stock of Metalade of Pennsylvania Inc. ("Metalade"). Metalade specializes in metal fabrication relating to electronics enclosures. The purchase price totaled $8.7 million, including fees and expenses, with future consideration not to exceed $5.0 million, based on the attainment of targeted sales levels. The acquisition was funded by borrowings under Applied Power credit facilities. The acquisition has been accounted for using the purchase method and the results of operations of the acquired company are included in the Consolidated Statements of Earnings from the acquisition date. Allocations of the purchase price resulted in approximately $6.7 million in goodwill.

Fiscal 1999--

 Acquisitions

   On September 29, 1998, APW Ltd., through its wholly-owned subsidiary, APW Enclosure Systems Limited, accepted for payment all shares of Rubicon Group plc ("Rubicon") common stock which had been tendered

                                   APW LTD.

pursuant to the APW Enclosure Systems Limited tender offer (with a guaranteed loan note alternative) for all outstanding shares of common stock at 2.35 pounds sterling per share and all outstanding cumulative preferred shares at
0.50 pounds sterling per share. The tendered common shares accepted for payment exceeded 90% of the outstanding common shares on October 8, 1998, and APW Enclosure Systems Limited invoked Section 429 of the UK Companies Act of 1985, as amended, to acquire the remaining outstanding common shares of Rubicon. APW Enclosure Systems Limited now owns all of the common shares of Rubicon. Rubicon is a leading provider of electronic manufacturing services and engineered magnetic solutions to major OEMs in the information technology and telecommunication industries. Cash paid for Rubicon totaled $371.5 million, with the purchase price allocation resulting in $340.6 million of goodwill. Funds for the acquisition were provided through Applied Power's revolving credit facility. The acquisition was recorded using the purchase method of accounting. The operating results of Rubicon subsequent to September 29, 1998 are included in the Consolidated Statements of Earnings.

   In June 1999, APW Ltd., through a wholly-owned subsidiary, acquired all of the outstanding stock of Innovative Metal Fabrication, Inc. ("Innovative"). Innovative designs and manufactures technical environments used in electronic assembly operations, as well as electronic gaming enclosures, in Grass Valley, CA and Austin, TX. In May 1999, APW Ltd. also acquired certain assets of Connector Technology, Inc. ("CTI") of Anaheim, CA. CTI manufactures custom backplanes and was integrated with APW Ltd.'s Electronic Solutions business unit. The total purchase price of the combined Innovative and CTI acquisitions totaled approximately $13.0 million, including fees and expenses, and was funded by borrowings under existing Applied Power credit facilities. Both acquisitions have been accounted for using the purchase method and the results of operations of the acquired companies are included in the Consolidated Statements of Earnings from their respective acquisition dates. Allocations of the purchase price resulted in approximately $8.3 million of goodwill.

Fiscal 1998--

 Merger

   On July 31, 1998, shareholders of Applied Power voted to approve the merger of a newly created subsidiary of Applied Power into ZERO Corporation (ZERO). The Merger was completed after the approval of the shareholders of Applied Power and ZERO at their respective special shareholder meetings. Under the terms of the Merger Agreement, ZERO stockholders received 0.85 of a share of Applied Power's Common Stock for each share of ZERO Common Stock. Applied Power issued approximately 10.6 million shares of its common stock in exchange for all outstanding common stock of ZERO Corporation and assumed outstanding options to purchase ZERO common stock that were converted into options to purchase approximately 0.6 million shares of Applied Power's common stock pursuant to the terms of the Merger. This equates to a purchase price of approximately $386 million based on the July 30, 1998 closing stock price of Applied Power. ZERO's primary business is protecting electronics. ZERO's system packaging, thermal management and engineered cases serve the telecommunication, instrumentation and data-processing markets. ZERO also produces the line of ZERO Halliburton(R) cases for consumers worldwide and cargo containers and proprietary loading systems to the airline industry. The Merger has been accounted for using the pooling of interests method of accounting, and, therefore, the financial statements of APW Ltd. reflect the consolidated financial position, operating results and cash flows of Applied Power's Electronics businesses and ZERO's Electronics businesses as if they had been consolidated for all periods presented. Prior to the merger, ZERO had a March 31 fiscal year end. APW Ltd.'s historical results for the year ended August 31, 1998 have been consolidated using an August 31 year end for both ZERO's and Applied Power's Electronics businesses. For all years preceding the merger, APW Ltd.'s results of operations and financial position reflect the combination of ZERO's Electronics Businesses with a March 31 fiscal year end and Applied Power's Electronics businesses with an August 31 fiscal year end. Net sales and net income for ZERO's Electronics businesses for the period April 1, 1997 through August 31, 1997 (which results are not

                                   APW LTD.

included in APW Ltd.'s historical consolidated results) were $89.7 million and $7.5 million, respectively, and have been included in the Consolidated Statements of Shareholders' Equity and Comprehensive Income as a fiscal 1998 adjustment within "Investments by (Distributions to) Applied Power Inc., net."

   All fees and expenses related to the ZERO merger and to the integration of the consolidated companies have been expensed as required under the pooling of interests method of accounting. A portion of such fees and expenses have been allocated to APW Ltd. from Applied Power. Transaction costs of $5.2 million, related to legal, accounting and financial advisory services for the Merger were allocated to APW Ltd. from Applied Power. In addition, APW Ltd. was allocated $3.3 million for expenses incurred associated with closure of ZERO corporate headquarters and a change in estimate of a ZERO corporate receivable valuation. Also related to the ZERO merger, APW Ltd. recorded $7.4 million of expense for costs associated primarily with facility consolidation and realignment, and the write-off of obsolete inventory due to conforming of product lines. See Note 8--"Merger, Restructuring and Other Non-recurring Items" for further discussion of these charges.

 Acquisitions

   On June 5, 1998, Applied Power Limited, a United Kingdom subsidiary of APW Ltd., accepted for payment all of the VERO Group plc ("VERO") stock tendered, which totaled over 72% of the outstanding VERO shares, pursuant to Applied Power Limited's tender offer to acquire the entire issued share capital of VERO at a price of 192 pence per VERO share. Applied Power Limited had previously acquired approximately 10% of VERO's shares, so that after accepting the shares tendered, Applied Power Limited owned or had accepted over 82% of VERO's shares. On June 19, 1998, Applied Power Limited announced that additional shares tendered brought the total of the shares it owned or had accepted for payment to over 90% of VERO's issued share capital and that it would invoke Section 429 of the U.K. Companies Act of 1985, as amended, to acquire the remaining outstanding shares of VERO stock. After the required procedures were completed, Applied Power Limited owned all of the issued share capital of VERO. Total purchase price for the transaction amounted to approximately $191.7 million. Allocations of the purchase price resulted in approximately $183.8 million of goodwill. VERO is a United Kingdom based company that manufactures electronic enclosures, racks, backplanes and power supplies. The acquisition has been recorded using the purchase method of accounting. The operating results of VERO subsequent to June 5, 1998 are included in the Consolidated Statements of Earnings.

   In addition to the VERO acquisition discussed above, in fiscal 1998 APW Ltd. acquired seven other companies, for an aggregate purchase price of approximately $140.5 million, including $133.9 million in cash and the assumption of approximately $6.6 million in debt. The cash portion of the acquisitions was funded by borrowings under existing Applied Power credit facilities. Each of these acquisitions was accounted for using the purchase method of accounting and the results of operations of the acquired companies are included in the Consolidated Statements of Earnings from their respective acquisition dates. As a result of the acquisitions, approximately $103.2 million of goodwill was recorded by APW Ltd.

Note 4--Transactions and Agreements with Applied Power

   In order to effect the Distribution, Applied Power and APW Ltd. have entered into the following agreements:

  . Contribution Agreement, Plan and Agreement of Reorganization and
    Distribution

  . General Assignment, Assumption and Agreement regarding Litigation,
    Claims, and other Liabilities

  . Transitional Trademark Use and License Agreement

  . Insurance Matters Agreement

  . Bill of Sale and Assumption of Liabilities

  . Employee Benefits and Compensation Agreement

  . Tax Sharing and Indemnification Agreement

                                   APW LTD.

  . Interim Administrative Services Agreement

  . Confidentiality and Non Disclosure Agreement

  . Assumption of Applied Power Inc. Debt Obligation

   These Agreements define the ongoing relationship between the parties after the Distribution. Applied Power and APW Ltd. have set pricing terms for services believed to be comparable to what could be achieved through arms-length negotiations.

   See Note 13--"Income Taxes" and Note 16--"Contingencies and Litigation" for additional discussion of indemnification agreements between APW Ltd. and Applied Power.

Note 5--Accounts Receivable Financing

   On July 31, 2000, as a part of the Distribution, APW Ltd. assumed Applied Power Inc.'s accounts receivable financing facility. On that date, the facility was amended by decreasing the amount available under the facility to $100.0 million from $150.0 million. The facility was also amended to sell the receivables without recourse. The assumed accounts receivable financing facility agreement expires in November 2000. All other substantive terms of the amended agreements remained the same as they were under Applied Power Inc.

   Under the terms of the assumed accounts receivable financing facility, APW Ltd. and certain subsidiaries (collectively, "Originators") sell trade accounts receivable to Applied Power Credit Corporation ("APCC"), a wholly-owned, limited purpose subsidiary of the Company as of July 31, 2000. APCC is a separate corporate entity that sells participating interests in its pool of accounts receivable to financial institutions ("Purchasers"). The Purchasers, in turn, receive an ownership and security interest in the pool of receivables. Participation interests in new receivables generated by the Originators are purchased by APCC and resold to the Purchasers as collections reduce previously sold participation interests. The accounts receivable sold to Purchasers are reflected as a reduction of receivables in the Consolidated Balance Sheets. APCC has no risk of credit loss on such receivables as they are sold without recourse. The Company retains collection and administrative responsibilities on the participation interests sold as servicer for APCC and the Purchasers.

   At August 31, 2000 and 1999, APW Ltd. accounts receivable were reduced by $78.9 million and $75.5 million, respectively, representing receivable interests sold under this program. Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received, which are used to reduce debt, are included in cash flows from financing activities in the accompanying Consolidated Statements of Cash Flow.

   APW Ltd. had accounts receivable financing costs totaling $7.6 million, $4.6 million and $3.1 million for the years ended August 31, 2000, 1999 and 1998, respectively, which are included in net financing costs in the accompanying Consolidated Statements of Earnings.

Note 6--Net Inventories

   Net inventories consisted of (in thousands):

                                                                August 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
      Raw material.......................................... $ 98,130  $ 65,029
      Work-in-progress......................................   38,185    23,755
      Finished goods........................................   30,437    29,946
                                                             --------  --------
      Total inventories, gross..............................  166,752   118,730
      Less: inventory reserves..............................  (11,350)  (11,936)
                                                             --------  --------
          Total inventories, net............................ $155,402  $106,794
                                                             ========  ========

                                   APW LTD.

Note 7--Equity

   On July 7, 2000, Applied Power's board of directors approved the Distribution of its Electronics businesses. The distribution occurred on July 31, 2000, with shareholders of Applied Power Inc. common stock receiving one share of APW Ltd. common stock for every Applied Power Inc. share owned as of the July 21, 2000 record date.

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

   In conjunction with the Distribution, the consolidated debt of Applied Power was realigned between APW Ltd. and Applied Power. Through an additional investment by Applied Power on July 31, 2000, a certain portion of allocated APW Ltd. debt was retained by Applied Power in a non-cash transaction. See Consolidated Statements of Shareholders' Equity and Comprehensive Income.

   The "Combined equity" caption in the accompanying consolidated financial statements represents Applied Power's cumulative net investment in the combined businesses of APW Ltd. prior to the Distribution. Changes in the "Combined Equity" caption represent the net income (loss) of APW Ltd., net cash and noncash contributions from (distributions to) Applied Power, changes in allocated corporate debt and allocated corporate interest, net of tax. See the accompanying Consolidated Statements of Shareholders' Equity and Comprehensive Income for an analysis of the activity in the "Combined Equity" caption for the three years ended August 31, 2000.

   Under APW Ltd.'s memorandum of association, the Company's authorized share capital is divided into: 250.0 million shares of common stock, par value $0.01 per share, of which 39,204,150 shares were issued and outstanding at August 31, 2000; and 50.0 million shares of preferred stock, par value $0.01 per share, of which only the shareholder rights (and the Series A Junior Participating Preferred Stock) associated with the common stock were outstanding at August 31, 2000. See discussion of shareholder rights plan below.

   At its July 17, 2000 meeting, the board of directors of APW Ltd. adopted a shareholder rights plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of APW Ltd. common stock. Each Right entitles the registered holder to purchase from APW Ltd. one one-ten thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of APW Ltd. at a price to be determined, subject to adjustment. On July 18, 2000, the sole shareholder of APW Ltd. authorized the adoption of the shareholder rights plan.

Note 8--Merger, Restructuring and Other Non-recurring Items

Fiscal 2000--

   During fiscal 2000, Applied Power allocated to APW Ltd. $6.5 million of fees and expenses associated with the Distribution transaction and reorganizing APW Ltd. as a Bermuda company. Those fees and expenses were for legal, accounting, tax and investment banking services incurred and are classified under the caption "Corporate Reorganization Expenses" in the Consolidated Statements of Earnings.

   In the fourth quarter of fiscal 2000, APW Ltd. recorded a $3.3 million pre-tax loss, $2.1 million after-tax, associated with the termination of Euro forward contracts. This loss is recorded in the Consolidated Statements of Earnings, under the caption "Other--net".

                                   APW LTD.

   Also, in the fourth quarter of fiscal 2000, a $40.0 million income tax provision was recorded as a result of APW Ltd. reorganizing as a Bermuda company. This charge is recorded in the Consolidated Statement of Earnings, under the caption "Income tax expense".

   In the second quarter of fiscal 2000, a subsidiary of APW Ltd. paid a $3.3 million ($2.1 million after-tax) make-whole premium for the early retirement of debt in anticipation of the Distribution transaction. This charge is recorded in the Consolidated Statements of Earnings, as an extraordinary loss.

Fiscal 1998--

   In the fourth quarter of fiscal 1998, APW Ltd. recorded merger, restructuring and other one-time charges of $21.1 million. The pre-tax charges of $27.9 million related to costs associated with the ZERO merger, various plant and infrastructure consolidations, and other cost reduction and product rationalization efforts of APW Ltd. With the exception of approximately $1.2 million in reserves relating primarily to long-term lease commitments, no accrued restructuring reserves remained at August 31, 2000. The following table summarizes the manner in which these merger, restructuring and other non-recurring items were recorded in APW Ltd.'s fiscal 1998 Consolidated Statement of Earnings (in thousands):

     Merger, Restructuring and Other Non-recurring Items

      Cost of products sold............................................ $10,125
      Engineering, selling and administrative expenses.................   1,429
      Restructuring charges............................................  11,111
      Merger related expenses..........................................   5,195
                                                                        -------
        Subtotal.......................................................  27,860
      Less: Income tax benefit.........................................   6,741
                                                                        -------
          Total........................................................ $21,119
                                                                        =======

   On July 31, 1998, a newly created subsidiary of APW Ltd. merged into ZERO Corporation after shareholder approval of both companies. All fees and expenses related to the ZERO merger and to the integration of the consolidated companies have been expensed as required under the pooling of interests method of accounting. Such fees and expenses, which have been allocated from Applied Power, amounted to $15.9 million and are included in the above $27.9 million pre-tax charge recorded in the fourth quarter of fiscal 1998. The total ZERO fees and expenses include transaction costs of approximately $5.2 million related to legal, accounting and financial advisory services. The remaining $10.7 million reflects costs associated with organizational realignment, closure of ZERO headquarters, facility consolidation, a change in estimate of a receivable valuation and the write-off of obsolete inventory due to conforming of product lines.

   It is APW Ltd.'s strategy to become the premier, global electronic enclosure manufacturer. In line with that strategy, APW Ltd. completed eleven electronic enclosure acquisitions in fiscal 1997 and 1998, operating 34 facilities in 11 countries at August 31, 1998. As a result of this rapid expansion into the electronic enclosure business, there were significant rationalization and integration opportunities within and between the acquired businesses. In late fiscal 1998, APW Ltd. formalized a plan to eliminate redundancies and streamline operations within these acquired businesses. These rationalization efforts included consolidating three facilities into one in the northeastern United States, the consolidation of production of several product lines between facilities, standardization of design and development functions, and other organizational realignments. As a result of this plan, APW Ltd. recorded $7.1 million for related charges, including provisions for costs associated with employee severance and provisions for long-term lease commitments on closed facilities. APW Ltd. completed the planned reorganization of its acquired companies in fiscal 1999.

                                   APW LTD.

   Also in late fiscal 1998, APW Ltd. initiated aggressive programs to eliminate or reduce product lines and items which were not generating sufficient economic return. The programs include the elimination of slow moving or marginal products and the entire exit of less productive product lines. As a result of these programs, APW Ltd. recorded a $4.9 million charge to cost of products sold for the write-off of obsolete inventory. APW Ltd.'s product line initiatives were materially completed by the end of fiscal 1999.

   In total, the above $27.9 million pre-tax charge included $8.9 million for severance payments for a reduction of approximately 190 employees.

   In addition to the above fourth quarter fiscal 1998 $21.1 million after-tax charge, APW Ltd. recorded an allocated portion of two non-operating gains incurred by the corporate headquarters of ZERO. In the first quarter of fiscal 1998, APW Ltd. recorded a $1.0 million pre-tax gain related to proceeds received on a ZERO corporate officer life insurance policy. Also, in the third quarter of fiscal 1998, APW Ltd. recognized a $5.5 million pre-tax gain for APW Ltd.'s allocated share of a gain on the sale of ZERO corporate property.

Note 9--Debt

 Long-term Debt:

                                                                 August 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
      Borrowings under:
        General borrowings revolving credit facility......... $135,000 $    --
        Commercial paper.....................................   51,152      --
        General borrowings allocated from Applied Power......      --   639,275
        Senior promissory notes, due March 8, 2011...........      --    50,000
        Floating rate unsecured loan notes, due 2003.........   23,534   30,681
        Pound Sterling multi-currency revolving credit
         agreement...........................................   24,970    5,623
        Other long-term debt.................................    1,714      --
                                                              -------- --------
          Total long-term debt............................... $236,370 $725,579
                                                              ======== ========

   Prior to the Distribution, general borrowings allocated from Applied Power were determined based on a model that allocated Applied Power's debt proceeds on a where incurred basis and allocated Applied Power's net debt paydowns based on APW Ltd.'s free cash flow. The debt allocated to APW Ltd. from Applied Power includes portions of balances outstanding under Applied Power's multi-currency revolving credit agreement, Applied Power's $200 million senior subordinated notes due 2009, amounts outstanding from Applied Power's commercial paper program and other general debt. Under Applied Power, these debt instruments were held centrally, and as such, debt from these specific instruments was not historically allocated. See Note 2--"Summary of Significant Accounting Policies--Basis of Presentation" for further discussion of Applied Power debt allocation.

   In conjunction with the Distribution, the consolidated debt of Applied Power was realigned between APW Ltd. and Applied Power. Through an additional investment by Applied Power on July 31, 2000, a certain portion of allocated APW Ltd. debt was retained by Applied Power.

   On August 1, 2000, as part of the Distribution, APW Ltd. entered into a 3-year, $600.0 million revolving credit facility that matures on July 31, 2003. The proceeds of the credit facility will be used to: (i) refinance a portion of Applied Power Inc.'s existing indebtedness, (ii) finance working capital, capital expenditures and general corporate requirements, and (iii) finance potential future acquisitions. Under the revolving credit facility,

                                   APW LTD.

the Company can borrow at a floating rate of LIBOR plus 0.750% to 1.750% annually, depending on the Company's total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio. Based on the Company's current total debt to EBITDA ratio, the Company incurs interest at 1.125% above the 30-day LIBOR. A non-use fee, computed at a rate of 0.200% to 0.375% annually, depending on the Company's total debt to EBITDA ratio, is payable quarterly on the average unused credit line. The total unused line of credit under this agreement at August 31, 2000 was approximately $413.8 million. Due to requirements to maintain certain financial ratios, the total available under this credit facility is approximately $362.0 million at August 31, 2000. The credit agreement also contains certain restrictions concerning investments, liens on assets, sales of assets and maximum levels of debt. As of August 31, 2000, the Company was in compliance with all covenants.

   Commercial paper outstanding at August 31, 2000 totaled $51.2 million, net of discount, and carried an average interest rate of 6.9%. The Company has the ability and intent to maintain these commercial paper obligations, classified as long-term, for more than one year. Amounts outstanding as commercial paper reduce the amount available for borrowings under the Credit Agreement.

   The floating rate unsecured loan notes were entered into by APW Ltd. as a result of its acquisitions of VERO and Rubicon. The notes were exchanged with individual shareholders of VERO and Rubicon, at their option, in lieu of receiving cash payment for their tendered shares. The notes carry an interest rate of LIBOR minus 0.50% and can be redeemed at the option of the note holder on various dates through 2003.

   The Pound Sterling multi-currency revolving credit agreement was entered into by VERO in April 1998, prior to the acquisition of VERO by APW Ltd. The facility provides up to 25.0 million Pounds Sterling of multi-currency borrowings and expires in 2003. Any borrowings under this agreement carry an interest rate of LIBOR plus 0.65%, determined by the underlying currency of the debt which is being borrowed. The agreement has certain covenants regarding tangible net worth and debt-to-net worth, neither of which were deemed restrictive at August 31, 2000. The total unused line of credit available under this agreement at August 31, 2000 was approximately $11.3 million.

   As of August 31, 2000, the Company also had other long-term debt outstanding of approximately $1.7 million, principally through certain international subsidiaries.

   Derivative Financial Instruments: As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt. The purpose of these swaps is to protect the Company from the effect of an increase in interest rates. The interest rate swap agreements in place at August 31, 2000 effectively convert $35.6 million of the Company's variable rate debt to a weighted average fixed rate of 5.72%. The interest rate swap agreements in place at August 31, 1999 effectively converted $436.8 million of Applied Power's variable rate debt to a weighted average fixed rate of 5.03%. The swap agreements expire on varying dates through 2006. If the Company were to terminate its interest rate swap agreements, the Company would have received $0.2 million at August 31, 2000, and $3.5 million at August 31, 1999.

   The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual US Dollar cash flows resulting from the sale and purchase of products in foreign currencies will be adversely affected by changes in exchange rates. In addition, the Company seeks to manage the impact of foreign currency fluctuations related to the repayment of intercompany borrowings and, to a lessor degree, the impact of foreign currency fluctuations on the net assets of foreign subsidiaries. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. The Company uses forward exchange contracts to hedge certain firm purchase and sales commitments and the related

                                   APW LTD.

receivables and payables including other third party or intercompany foreign currency transactions. Cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European currencies. The Company also uses borrowings under long-term foreign currency loans to partially hedge against declines in the value of net investments in certain foreign subsidiaries.

   The counterparties to these financial instruments consist of major financial institutions with investment grade or better credit ratings. The Company does not expect any losses from nonperformance by these counterparties.

   Adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in fiscal 2001 will require the Company to record these instruments at their fair values. See Note 2--"Summary of Significant Accounting Policies--New Accounting Pronouncements."

   Aggregate Maturities: Long-term debt principal outstanding at August 31, 2000 is payable as follows: none in fiscal 2001; $26.7 million in fiscal 2002; $186.2 million in fiscal 2003; $23.5 million in fiscal 2004; none in fiscal 2005 and none thereafter.

   APW Ltd. paid cash in the amount of $1.9 million for financing costs from the Distribution date through August 31, 2000. Prior to the Distribution, Applied Power paid all financing costs on behalf of APW Ltd.

Note 10--Leases

   APW Ltd. leases certain facilities, computers, equipment and vehicles under various lease agreements generally over periods of one to twenty years. Under most arrangements, APW Ltd. pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions which enable APW Ltd. to renew the lease based upon the fair values on the date of expiration of the initial lease.

   Future obligations on non-cancelable operating leases in effect at August 31, 2000 are: $20.5 million in fiscal 2001; $25.5 million in fiscal 2002; $15.4 million in fiscal 2003; $12.2 million in fiscal 2004; $11.1 million in fiscal 2005 and $111.8 million thereafter.

   Total rental expense under operating leases was $17.4 million, $17.1 million and $9.1 million in fiscal 2000, 1999 and 1998, respectively.

Note 11--Stock Option Plans

   Certain employees of APW Ltd. participated in stock option plans sponsored by Applied Power and had stock options outstanding under Applied Power's 1990 Stock Plan and 1996 Stock Plan, and ZERO's 1994 Stock Plan. No further options may be granted under Applied Power's 1990 Stock Plan, 1996 Stock Plan and ZERO's 1994 Stock Plan, although the liability associated with these options previously issued and outstanding was assumed by APW Ltd. as part of the Distribution. These options outstanding were converted to options to purchase APW Ltd. common stock based on the closing share price of APW Ltd. common stock on July 31, 2000, the Distribution date. These options remain exercisable pursuant to the provisions of the original plans. Options granted under Applied Power's plans generally have a maximum term of ten years and an exercise price equal to 100% of the fair market value of a share of Applied Power's common stock at the date of grant. Options generally vest 50% after two years and 100% after five years. Options granted under ZERO's plans have an exercise price not less than the fair market value of ZERO common stock on the date of grant. In addition, ZERO's options were granted with terms of five to eight years and become exercisable in annual installments (generally one-third of the total grant) commencing one year from the date of grant, on a cumulative basis.

                                   APW LTD.

   On July 19, 2000, as part of the Distribution, APW Ltd. adopted the APW Ltd. 2000 Stock Option Plan (the "2000 Plan") and under this plan, officers and key employees are eligible. The 2000 Plan provides for the grant of certain options that require high performance of management to realize value. These grants were priced based on the average price of APW Ltd. common stock on the fourth "when-issued" trading day. These options will vest if the stock price reaches $80 per share within three years and the employee is still employed with APW Ltd. Alternatively, the options vest in seven years following the date of the grant if the individual is still employed with APW Ltd.

   Under the terms of the APW Ltd. 2000 Outside Directors Stock Plan (the "2000 Directors Plan"), each non-employee director receives an option grant each year to purchase shares of common stock. There is no discretion as to the amount or timing of options to be granted, which are fixed by the terms of the 2000 Directors Plan. The exercise price at which shares may be purchased under each option is equal to the fair market value of the shares on the date of the grant. Options are not exercisable until eleven months after the date of grant and then become fully exercisable, in whole or in part, at any time prior to their expiration or termination. Unless earlier exercised or terminated, the expiration date of each option granted under the 2000 Directors Plan is ten years and one day after the date of grant.

   The following table summarizes the APW Ltd. stock option activity for fiscal 2000 (in thousands, except option price data):

                                                     Year ended August 31, 2000
                                                     ---------------------------
                                                                    Weighted
                                                     Number of  average exercise
                                                      shares         price
                                                     ---------  ----------------
      Outstanding, August 31, 1999..................       --            --
      Options issued with the Distribution (a)...... 2,707,499      $17.9079
      Options granted during the period............. 2,248,000       36.3750
      Options exercised.............................  (455,746)       8.8276
      Options cancelled.............................    (5,778)      28.6313
                                                     ---------      --------
      Outstanding, August 31, 2000.................. 4,493,975      $28.0527
                                                     ---------      --------
      Exercisable, August 31, 2000.................. 1,019,120      $12.6689
                                                     =========      ========

--------
(a) Reflects options issued in connection with the Distribution as a result of converting certain options to purchase Applied Power Inc. common stock into options to purchase APW Ltd. common stock based on the closing share price of APW Ltd. common stock on July 31, 2000, the Distribution date.

   The following table summarizes the range of exercise prices for stock options outstanding and exercisable at August 31, 2000 (shares in thousands):

                                      Weighted  Weighted  Number of  Weighted
                          Outstanding  average  average     stock    average
      Range of exercise      stock    remaining exercise   options   exercise
      prices                options     life     price   exercisable  price
      -----------------   ----------- --------- -------- ----------- --------
      $ 6.2308-$13.9846      772,978    3.02    $ 9.3633    770,812  $ 9.3537
      $14.8269-$25.5868      667,649    7.50    $22.0875    137,802  $17.2227
      $26.1346-$34.7598      805,348    8.65    $27.7058    110,506  $30.1147
      $36.3750-$36.3750    2,248,000    9.90    $36.3750        --   $    --
                           ---------    ----    --------  ---------  --------
      $ 6.2308-$36.3750    4,493,975    8.14    $28.0527  1,019,120  $12.6689

   APW Ltd. applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee and Director stock option plans.

                                   APW LTD.

Accordingly, no compensation expense has been recognized by APW Ltd. for its stock-based compensation plans. If APW Ltd. had accounted for these stock options issued to APW Ltd. employees and Directors in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," APW Ltd.'s net earnings and diluted earnings per share would have decreased by $2.5 million and $0.06 per share, respectively, in fiscal 2000. The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years since options vest over several years and additional awards are made each year.

   The fair value of APW Ltd. employee and Director stock options used to compute pro forma net earnings disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The weighted average fair values per share of APW Ltd. options granted in fiscal 2000 is $22.02. The following weighted average assumptions were used in completing the model:

                                               2000
                                            ----------
             Dividend yield................      0.00%
             Expected volatility...........     55.39%
             Risk-free rate of return......      5.99%
             Expected life................. 7.46 years

Note 12--Employee Benefit Plans

   Defined Benefit Pension Plan--APW Ltd. provides defined benefit pension benefits to certain United Kingdom employees of VERO who were entitled to those benefits prior to VERO's acquisition by APW Ltd. The following tables provide a reconciliation of benefit obligations, plan assets, funded status and net periodic benefit cost for those plans (in thousands):

                                                              VERO Pension
                                                                Benefits
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
      Change in benefit obligation--
      Benefit obligation at beginning of year.............. $ 63,675  $ 50,698
      Service cost.........................................    2,818     2,497
      Interest cost........................................    3,756     3,315
      Translation difference...............................   (6,440)   (1,030)
      Employee contributions...............................    1,101     1,071
      Actuarial (gain) loss................................   (4,016)    9,553
      Benefits paid........................................   (1,535)   (2,429)
                                                            --------  --------
      Benefit obligation at end of year.................... $ 59,359  $ 63,675
                                                            ========  ========
      Change in plan assets--
      Fair value of plan assets at beginning of year....... $ 46,759  $ 39,938
      Actual return on plan assets.........................    5,793     6,709
      APW Ltd. contributions...............................    2,291     2,262
      Employee contributions...............................    1,101     1,071
      Translation difference...............................   (5,195)     (792)
      Benefits paid from plan assets.......................   (1,535)   (2,429)
                                                            --------  --------
      Fair value of plan assets at end of year............. $ 49,214  $ 46,759
                                                            ========  ========
      Funded status of the plans........................... $(10,145) $(16,916)
      Unrecognized net (gain) loss.........................     (135)    5,993
                                                            --------  --------
      Accrued benefit cost................................. $(10,280) $(10,923)
                                                            ========  ========
      Weighted-average assumptions as of August 31--
      Discount rate........................................     6.70%     5.80%
      Expected return on plan assets.......................     8.25%     7.50%
      Rate of compensation increase........................     4.00%     3.80%
                                                            ========  ========

                                   APW LTD.

                                                             VERO Pension
                                                               Benefits
                                                         ----------------------
                                                          2000     1999    1998
                                                         -------  -------  ----
      Components of net periodic benefit cost--
      Service cost...................................... $ 3,962  $ 3,569  $--
      Employee contributions............................  (1,144)  (1,071)  --
      Interest cost.....................................   3,756    3,315   --
      Expected return on assets.........................  (3,814)  (3,189)  --
                                                         -------  -------  ----
      Benefit cost...................................... $ 2,760  $ 2,624  $--
                                                         =======  =======  ====

   The VERO pension benefits consist of two plans which cover the majority of VERO's United Kingdom employees, executives and directors. The assets of the plans are held in a separately administered trust and contributions are determined based on triennial actuarial valuations using the projected unit credit funding method. APW Ltd. assumed the accrued benefit obligation upon acquisition of VERO in June 1998.

   Defined Contribution Benefit Plans--Substantially all of APW Ltd.'s full-time US employees have been eligible to participate in a qualified 401(k) plan under the APW Ltd. 401(k) Plan. Under the provisions of the 401(k) Plan to fund employer contributions, the plan administrator acquires shares of APW Ltd. Common Stock on the open market and allocates such shares to accounts set aside for APW Ltd. employees' retirements. APW Ltd's. core contributions generally equal 3% of each employee's annual cash compensation, subject to IRS limitations. Additionally, employees generally may contribute up to 15% of their base compensation. APW Ltd. also matches approximately 25% of each employee's contribution up to the participant's first 6% of earnings.

   During the years ended August 31, 2000, 1999 and 1998, pre-tax expenses related to the above defined contribution plan was approximately $7.9 million, $5.3 million and $3.7 million, respectively.

   Non-US Benefit Plans--APW Ltd. contributes to a number of retirement programs for employees outside the US. Pension expense under these programs amounted to approximately $1.8 million, $1.9 million and $0.9 million in fiscal 2000, 1999 and 1998, respectively. As these plans are not significant, APW Ltd. does not determine the actuarial value of accumulated plan benefits or net assets available for benefits.

Note 13--Income Taxes

   Income tax expense consists of the following (in thousands):

                                                       2000     1999     1998
                                                      -------  -------  -------
      Currently payable:
        Federal...................................... $47,987  $(3,029) $17,513
        Foreign......................................   4,969    9,281    1,190
        State........................................   4,220      489    2,456
                                                      -------  -------  -------
      Subtotals......................................  57,176    6,741   21,159
                                                      -------  -------  -------
      Deferred:
        Federal......................................  (2,475) 5,276    (5,215)
        Foreign......................................    (215)  (1,328)   1,958
        State........................................    (393)     701     (743)
                                                      -------  -------  -------
      Subtotals......................................  (3,083)   4,649   (4,000)
                                                      -------  -------  -------
      Totals......................................... $54,093  $11,390  $17,159
                                                      =======  =======  =======

                                   APW LTD.

   Income tax expense differs from the amounts computed by applying the Federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the US statutory rate to the effective tax rate follows:

                                                               % of Pre-tax
                                                                 Earnings
                                                             2000   1999   1998
                                                             -----  -----  ----
      Federal statutory rate................................  35.0%  35.0% 35.0%
      State income taxes, net of Federal effect.............   2.6    2.4   3.1
      Non-deductible amortization and other expenses........  16.2   14.3  11.1
      Cost of reorganization as a Bermuda company........... 119.2    --    --
      Net effects of foreign tax rates and credits..........  (8.6) (16.0)  0.8
      Other items...........................................  (3.2)   0.1  (1.7)
                                                             -----  -----  ----
      Effective tax rate.................................... 161.2%  35.8% 48.3%
                                                             =====  =====  ====

   Temporary differences and carryforwards which gave rise to the deferred tax assets and liabilities included the following items (in thousands):

                                                                 August 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
      Deferred income tax assets:
        Operating loss and state tax credit carryforwards..... $ 2,861  $ 1,159
        Compensation and other employee benefits..............   8,294    9,053
        Inventory items.......................................   2,609    2,822
        Restructuring expenses................................   2,351    1,362
        Deferred income.......................................   2,499      994
        Book reserves and other items.........................   4,568    1,369
                                                               -------  -------
          Total deferred assets...............................  23,182   16,759
        Valuation allowance...................................  (2,861)  (1,159)
                                                               -------  -------
          Net deferred income tax assets......................  20,321   15,600
        Depreciation and amortization.........................  17,117   15,450
        Inventory items.......................................     413      442
        Other items...........................................     336     (639)
                                                               -------  -------
      Net deferred income tax liabilities.....................  17,866   15,253
                                                               -------  -------
      Net deferred income taxes............................... $ 2,455  $   347
                                                               =======  =======

   The valuation allowance represents a reserve for foreign and domestic operating loss and state tax credit carryforwards for which utilization is uncertain. The increase in the valuation allowance represents the current year increase in such loss carryforwards. The majority of the foreign losses may be carried forward indefinitely. The state loss carryforwards expire in various years through 2014.

   Earnings from continuing operations before income taxes from non-US operations were $8.1 million, $25.9 million and $7.9 million for 2000, 1999 and 1998, respectively. APW Ltd. did not pay any income taxes from the Distribution date through August 31, 2000. Prior to the Distribution, Applied Power paid all income taxes on behalf of the businesses that make up APW Ltd. and its subsidiaries.

   APW Ltd. has agreed to indemnify Applied Power against certain tax liabilities arising from the reorganization leading up to the Distribution. The reorganization, including the merger and APW Ltd.'s continuation as a Bermuda company, involves taxable transactions. APW Ltd. recorded a $40.0 million income

                                   APW LTD.

tax provision as a result of reorganizing as a Bermuda company. Under a tax sharing agreement entered into with Applied Power, APW Ltd. will be responsible for federal and state income taxes resulting from the reorganization transactions. As a result, APW Ltd. will bear the risk of any audit adjustments by the IRS or other taxing authorities challenging the reporting of the reorganization transactions.

Note 14--Supplemental Balance Sheet Information

                                                               August 31,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
                                                             (in thousands)
      Accounts receivable--
        Accounts receivable..............................  $ 122,405  $ 105,302
        Less allowances..................................     (3,924)    (3,537)
                                                           ---------  ---------
        Accounts receivable, net.........................  $ 118,481  $ 101,765
                                                           =========  =========
      Property, plant and equipment--
        Property.........................................  $   5,690  $  15,739
        Plant............................................     25,679     33,508
        Machinery and equipment..........................    327,638    308,146
                                                           ---------  ---------
          Total..........................................    359,007    357,393
        Less accumulated depreciation....................   (181,975)  (162,489)
                                                           ---------  ---------
          Property, plant and equipment, net.............  $ 177,032  $ 194,904
                                                           =========  =========
      Goodwill--
        Goodwill.........................................  $ 730,570  $ 719,447
        Less accumulated amortization....................    (57,510)   (32,191)
                                                           ---------  ---------
        Goodwill, net....................................  $ 673,060  $ 687,256
                                                           =========  =========
      Other intangibles--
        Other intangibles................................  $  20,163  $  18,662
        Less accumulated amortization....................    (10,901)    (7,031)
                                                           ---------  ---------
        Other intangibles, net...........................  $   9,262  $  11,631
                                                           =========  =========

Note 15--Business Segment, Geographic and Customer Information

   APW Ltd. is organized as one reportable segment. APW Ltd. supplies electronic enclosures, power supplies, thermal management systems, backplanes, and cabling either as individual products, or as an integrated system incorporating certain of APW Ltd.'s product design, supply chain management, assembly and test capabilities. Sales between geographic areas are insignificant and are accounted for at prices intended to yield a reasonable return to the selling affiliate.

   Enterprise-wide information is provided in accordance with SFAS No. 131. Geographical net sales is based on the origin of the sales. Asset information is based on physical location of the assets at the end of the fiscal year. The following table summarizes financial information by geographic region.

                                   APW LTD.

                                                     Years Ended August 31,
                                                 ------------------------------
                                                    2000       1999      1998
                                                 ---------- ---------- --------
                                                         (In thousands)
      Net sales:
        North America........................... $  733,288 $  576,034 $460,998
        Europe and rest of world................    506,254    479,304  132,212
                                                 ---------- ---------- --------
          Totals................................ $1,239,542 $1,055,338 $593,210
                                                 ========== ========== ========
      Assets:
        North America........................... $  406,655 $  384,088
        Europe and rest of world................    727,075    743,822
        General corporate and other.............     80,340     52,068
                                                 ---------- ----------
          Totals................................ $1,214,070 $1,179,978
                                                 ========== ==========

   No single customer accounted for more than 10% of total net sales in 2000, 1999 or 1998. Export sales from United States operations were less than 3% of total net sales in each of the periods presented.

Note 16--Contingencies and Litigation

   APW Ltd. is a party to various legal proceedings which have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor, patent and contract claims, and commission disputes. APW Ltd. will assume and indemnify Applied Power with respect to those proceedings involving the Electronics businesses, while Applied Power will indemnify APW Ltd. with respect to the Applied Power Industrial businesses.

   APW Ltd. has recorded reserves for loss contingencies based on the specific circumstances of each case. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and such loss can be reasonably estimated. In the opinion of management, the resolution of these contingencies will not have a material adverse effect on APW Ltd.'s financial condition, results of operations or cash flows.

   APW Ltd. has facilities at numerous geographic locations, which are subject to a range of environmental laws and regulations. Compliance with these laws has and will require expenditures on a continuing basis. Predecessors to APW Ltd. have been identified by the United States Environmental Agency ("EPA") as "Potentially Responsible Parties" regarding various multi-party Superfund sites. Potentially responsible parties are jointly and severally liable with respect to Superfund remediation liabilities. Any liability in connection with these sites has been assumed by APW Ltd. Based on our investigations, we believe that we are a de minimis participant in certain of these sites. As to one other site, we are a minor participant, and our share of estimated cleanup costs is not likely to exceed $1.4 million. As to another EPA site where we are not a de minimis participant, the state has required us to conduct additional ground water testing at our former manufacturing facility, and we cannot reasonably estimate the amount of our liability, if any. In addition, we are also involved in other state cleanup actions for which we believe the aggregate costs of remediation are adequately reserved for.

   APW Ltd. anticipates that environmental costs will be expensed or capitalized depending on their future economic benefits. Expenditures that have no future economic value are expensed. Liabilities will be recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental expenditures over the last three years for APW Ltd. have not been material. Although the level of future expenditures for environmental remediation is uncertain, in our opinion these costs are not likely to have a

                                   APW LTD.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

material adverse effect on our financial position, results of operations or cash flows. Environmental remediation accruals of $3.2 million and $2.8 million were included in the Consolidated Balance Sheets at August 31, 2000 and 1999, respectively.

Note 17--Subsequent Event (Unaudited)

   On October 19, 2000, we entered into a definitive agreement to acquire the enclosure manufacturing assets of Industria Metalurgica Bagarolli Ltda. (IMB) in Campinas, Brazil. IMB provides high quality, large enclosure systems, as well as sub-assemblies and integration services, to the telecom and financial services industries in South America. The acquisition enables us to more effectively support our key global customers who are expanding into the South American market. The transaction is expected to close by the end of November.

SUPPLEMENTARY DATA

   Unaudited quarterly financial data for the Company for fiscal 2000 and 1999 is included in Item 8--"Financial Statements and Supplementary Data."

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Directors of APW Ltd.:

   Our audits of the consolidated financial statements referred to in our report dated September 26, 2000 on page 34 of this Form 10-K also included an audit of the information set forth in the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
September 26, 2000

                           APW LTD. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

                                                  Additions      Deductions
                                             ------------------- -----------
                                     Effect                       Accounts
                         Balance at    of    Charged to          Written Off            Balance
                         Beginning  Excluded Costs and    Net       Less                At End
      Description        of Period  Activity  Expenses  Acquired Recoveries  Other (1) of Period
------------------------ ---------- -------- ---------- -------- ----------- --------  ---------

 Deducted from
 assets to
 Which they apply:


Allowance for losses--
 trade accounts
 receivable
August 31, 2000.........  $ 3,537     $--      $1,184    $   57    $  967     $ 113     $ 3,924
                          =======     ====     ======    ======    ======     =====     =======
August 31, 1999.........  $ 2,499     $--      $  641    $1,254    $  801     $ (56)    $ 3,537
                          =======     ====     ======    ======    ======     =====     =======
August 31, 1998.........  $   897     $ 59     $1,295    $  509    $  233     $ (28)    $ 2,499
                          =======     ====     ======    ======    ======     =====     =======
Allowance for losses--
 inventory
August 31, 2000.........  $11,936     $--      $4,779    $  455    $5,052     $(768)    $11,350
                          =======     ====     ======    ======    ======     =====     =======
August 31, 1999.........  $13,187     $--      $4,197    $1,359    $6,521     $(286)    $11,936
                          =======     ====     ======    ======    ======     =====     =======
August 31, 1998.........  $ 1,813     $162     $7,604    $4,627    $  827     $(192)    $13,187
                          =======     ====     ======    ======    ======     =====     =======

--------
(1) Primarily represents the effect of exchange rate changes on asset balances over the periods indicated.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APW Ltd.
                                          (Registrant)

Dated: October 20, 2000
                                                /s/ Richard D. Carroll
                                          By: _________________________________
                                                    Richard D. Carroll
                                                  Vice President--Finance

                                           (Acting Principal Financial Officer
                                              and duly authorized to sign on
                                                behalf of the Registrant)

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard G. Sim and Richard D. Carroll, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

                 Signature                                     Title
                 ---------                                     -----


          /s/ Richard G. Sim                Chairman of the Board, President and Chief
___________________________________________   Executive Officer; Director
              Richard G. Sim

        /s/ Richard D. Carroll              Vice President--Finance (Principal
___________________________________________   Financial Officer)
             Richard D. Carrol

           /s/ Todd A. Adams                Controller (Principal Accounting Officer)
___________________________________________
               Todd A. Adams

           /s/ Peter Douglas                Director
___________________________________________
               Peter Douglas

          /s/ Jack L. Heckel                Director
___________________________________________
              Jack L. Heckel

        /s/ L. Dennis Kozlowski             Director
___________________________________________
            L. Dennis Kozlowski

         /s/ John J. McDonough              Director
___________________________________________
             John J. McDonough

                                            Director
___________________________________________
               Gerald McGoey

           /s/ John Ziemniak                Director
___________________________________________
               John Ziemniak

--------
*Each of the above signatures is affixed as of October 20, 2000

                                    APW Ltd.
                               (the "Registrant")
                         (Commission File No. 1-15851)

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 2000
                               INDEX TO EXHIBITS

                                             Incorporated Herein        Filed
  Exhibit           Description                By Reference To         Herewith
  -------  ----------------------------      -------------------       --------

  3.1      Memorandum of Continuance of  Exhibit 3.1 to the Form 10
           APW Ltd.                      Registration Statement
                                         dated May 1, 2000, as
                                         amended

  3.2      Form of bye-laws of APW Ltd.  Exhibit 3.2 to the Form 10
                                         Registration Statement
                                         dated May 1, 2000, as
                                         amended

  4.1      Rights Agreement, dated as    Exhibit 99.1 to the Form 8-
           of July 17, 2000, between     A filed July 19, 2000
           APW Ltd. and Firstar Bank,
           N.A., as Rights Agent

  4.2      Form of Rights Certificate    Exhibit 99.3 to the Form 8-
           (attached as Exhibit B to     A filed July 19, 2000
           the Rights Agreement)

  4.3      Multicurrency Credit          Exhibit 10.1 to Form 10-Q
           Agreement dated as of July    for quarter ended May 31,
           31, 2000 among APW Ltd., APW  2000
           North America Inc., APW
           Holdings Denmark APS,
           various financial
           institutions, Bank One as
           Syndication Agent, The Chase
           Manhattan Bank as
           Documentation Agent and Bank
           of America, National
           Association, as
           Administrative Agent,
           arranged by Banc of America
           Securities LLC

  4.4      Form of Indenture for         Exhibit 4.4 to the Form S-3
           Securities                    Registration Statement
                                         filed September 29, 2000

  5.1      Opinion of Conyers Dill &     Exhibit 5.1 to the Form S-3
           Pearman as to securities      Registration Statement
                                         filed September 29, 2000

 10.1*     APW Ltd. 2000 Stock           Exhibit 10.1 to the Form 10
           Incentive Plan                Registration Statement
                                         dated May 1, 2000, as
                                         amended

 10.2      Form of Contribution          Exhibit 10.2 to the Form 10
           Agreement, Plan and           Registration Statement
           Agreement Regarding           dated May 1, 2000, as
           Litigation, Claims and Other  amended
           Liabilities between API and
           APW, dated as of July 21,
           2000

                                             Incorporated Herein       Filed
 xhibitE           Description                 By Reference To        Herewith
-------   ----------------------------       -------------------      --------
 10.3     Form of General Assignment,   Exhibit 10.3 to the Form 10
          Assumption and Agreement      Registration Statement dated
          Regarding Litigation, Claims  May 1, 2000, as amended
          and Other Liabilities
          between API and APW, dated
          as of July 21, 2000

10.4     Form of Transitional          Exhibit 10.4 to the Form 10
         Trademark Use and License     Registration Statement dated
         Agreement between API and     May 1, 2000, as amended
         APW, dated as of July 21,
         2000

10.5     Form of Insurance Matters     Exhibit 10.5 to the Form 10
         Agreement between API and     Registration Statement dated
         APW, dated as of July 21,     May 1, 2000, as amended
         2000

10.6     Form of Bill of Sale and      Exhibit 10.6 to the Form 10
         Assumption of Liabilities     Registration Statement dated
         between API and APW, dated    May 1, 2000, as amended
         as of July 21, 2000

10.7     Form of Employee Benefits     Exhibit 10.7 to the Form 10
         and Compensation Agreement    Registration Statement dated
         between API and APW, dated    May 1, 2000, as amended
         as of July 21, 2000

10.8     Form of Tax Sharing and       Exhibit 10.8 to the Form 10
         Indemnification Agreement     Registration Statement dated
         between API and APW, dated    May 1, 2000, as amended
         as of July 21, 2000

10.9     Form of Interim               Exhibit 10.9 to the Form 10
         Administrative Services       Registration Statement dated
         Agreement between API and     May 1, 2000, as amended
         APW, dated as of July 21,
         2000

10.10    Form of Confidentiality and   Exhibit 10.10 to the Form 10
         Nondisclosure Agreement       Registration Statement dated
         between API and APW, dated    May 1, 2000, as amended
         as of July 21, 2000

10.11    Form of Patent Assignment     Exhibit 10.11 to the Form 10
         between API and Wright Line   Registration Statement dated
         Inc. (n/k/a APW Ltd.), dated  May 1, 2000, as amended
         as of July 21, 2000

10.12*   APW Ltd. Outside Directors'   Exhibit 10.12 to the Form 10
         Stock Option Plan             Registration Statement dated
                                       May 1, 2000, as amended

23.1     Consent of
         PricewaterhouseCoopers LLP                                      X

27.1     Financial Date Schedule                                         X

--------
*Management contracts and executive compensation plans and arrangements, required to be filed as exhibits pursuant to item 14(c) of Form 10-K.