Form 10-Q
period 2000-11-30
APW LTD
filed 2001-01-05
CIK 1111938

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

         Mark One

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 2000

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

                                (262) 523-7600
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X          No
                               -------



The number of shares outstanding of the registrant's Common Stock (including related Preferred Stock purchase rights) as of December 29, 2000 was 39,217,199.

                                   APW Ltd.
                                     INDEX

                                                                                                        Page  No.
                                                                                                        ---------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements

                 Condensed Consolidated Statements of Earnings -
                    Three Months Ended November 30, 2000 and 1999..........................................  3

                 Condensed Consolidated Balance Sheets -
                    November 30, 2000 and August 31, 2000..................................................  4

                 Condensed Consolidated Statements of Cash Flows -
                    Three Months Ended November 30, 2000 and 1999..........................................  5

                 Notes to Condensed Consolidated Financial Statements......................................  6

Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................................................  9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk........................................ 17


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K.................................................................. 18

SIGNATURE.................................................................................................. 18
---------

PART I  - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                                   APW Ltd.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                        Three Months Ended November 30,
                                                                                     ---------------------------------------
                                                                                           2000                   1999
                                                                                     ----------------       ----------------
Net sales                                                                             $      359,723         $      289,126
Cost of products sold                                                                        268,959                211,714
                                                                                     ----------------       ----------------

           Gross profit                                                                       90,764                 77,412

Engineering, selling and administrative expenses                                              56,011                 47,137
Loss on sale of subsidiary                                                                     2,667                      -
Amortization of intangible assets                                                              6,025                  5,816
                                                                                     ----------------       ----------------

           Operating earnings                                                                 26,061                 24,459

Net financing costs                                                                            6,464                 13,551
Other expense, net                                                                               317                    547
                                                                                     ----------------       ----------------

Earnings before income tax expense                                                            19,280                 10,361

Income tax expense                                                                             6,518                  3,872
                                                                                     ----------------       ----------------

Net earnings                                                                          $       12,762         $        6,489
                                                                                     ================       ================


Basic earnings per share:
   Earnings per share                                                                 $         0.33         $         0.17
                                                                                     ================       ================
   Weighted average common shares outstanding (000's)                                         39,213                 38,992
                                                                                     ================       ================

Diluted earnings per share:
   Earnings per share                                                                 $         0.31         $         0.17
                                                                                     ================       ================
   Weighted average common and potential common shares outstanding (000's)                    41,381                 38,992
                                                                                     ================       ================

     See accompanying Notes to Condensed Consolidated Financial Statements

                                   APW Ltd.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except share and per share data)

                                                                                       November 30,        August 31,
                                                                                           2000              2000
                                                                                     ---------------     --------------
                                                                                      (Unaudited)
                                             ASSETS
                                             ------
Current assets:
        Cash and cash equivalents                                                    $         3,422     $          570
        Accounts receivable, net                                                             131,343            118,481
        Inventories, net                                                                     172,478            155,402
        Prepaid expenses                                                                      13,990             11,114
        Deferred income taxes                                                                 12,374             12,035
                                                                                     ---------------     --------------
                 Total current assets                                                        333,607            297,602

Property, plant and equipment                                                                384,692            359,007
        Less: Accumulated depreciation                                                      (187,762)          (181,975)
                                                                                     ---------------     --------------
                 Net property, plant and equipment                                           196,930            177,032

Goodwill, net                                                                                668,604            673,060
Other intangible assets, net                                                                   8,922              9,262
Other assets                                                                                  48,476             57,114
                                                                                     ---------------     --------------

                 Total assets                                                        $     1,256,539     $    1,214,070
                                                                                     ===============     ==============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------

Current liabilities:
         Short-term borrowings                                                       $         3,267     $            -
         Trade accounts payable                                                              152,156            149,877
         Accrued compensation and benefits                                                    28,053             31,174
         Income taxes payable (including amounts due to Actuant Corporation)                  47,592             71,073
         Other current liabilities                                                            41,775             40,113
                                                                                     ---------------     --------------
                 Total current liabilities                                                   272,843            292,237

Long-term debt                                                                               287,461            236,370
Deferred income taxes                                                                          9,577              9,580
Other long-term liabilities (including amounts due to Actuant Corporation)                    48,739             49,504

Shareholders' equity:
         Common Stock--$0.01 par value per share; authorized 250,000,000 shares;
           issued and outstanding 39,224,553 and 39,204,150 shares, respectively                 392                392
         Share premium                                                                       639,114            638,409
         Retained earnings                                                                    17,075              4,313
         Accumulated other comprehensive income (loss)                                       (18,662)           (16,735)
                                                                                     ---------------     --------------
                 Total shareholders' equity                                                  637,919            626,379
                                                                                     ---------------     --------------

                 Total liabilities and shareholders' equity                          $     1,256,539     $    1,214,070
                                                                                     ===============     ==============

     See accompanying Notes to Condensed Consolidated Financial Statements

                                   APW Ltd.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                           Three Months Ended
                                                                                              November 30,
                                                                                   -----------------------------------
                                                                                         2000                1999
                                                                                   --------------       --------------
Operating activities
--------------------
Net earnings                                                                       $       12,762       $        6,489
Adjustments to reconcile net earnings to net cash
      used in operating activities:
           Depreciation and amortization                                                   15,525               14,372
           Loss on sale of subsidiary                                                       2,667                    -
           Changes in operating assets and liabilities:
                    Accounts receivable                                                   (14,693)             (14,781)
                    Inventories                                                           (17,659)             (13,297)
                    Prepaid expenses and other assets                                      (5,089)                (718)
                    Trade accounts payable                                                  3,275                  395
                    Other liabilities                                                     (25,299)             (11,653)
                                                                                   --------------       --------------
     Net cash used in operating activities                                                (28,511)             (19,193)


Investing activities
--------------------
Additions to property, plant and equipment                                                (30,840)             (11,247)
Net proceeds on sale of subsidiary, net of cash sold                                        1,782                    -
Other investing activities                                                                   (600)                   -
                                                                                   --------------       --------------
     Net cash used in investing activities                                                (29,658)             (11,247)


Financing activities
--------------------
Investments by (distributions to) Applied Power Inc., net,
      including debt allocations                                                                -               (6,660)
Net borrowings on long-term debt                                                           31,796               10,256
Net short term borrowings                                                                   3,314                    -
Net commercial paper borrowings                                                            25,062                    -
Additional receivables financed                                                                 -               20,813
Stock option exercises                                                                        704                    -
Other financing activities                                                                    168                    -
                                                                                   --------------       --------------
     Net cash provided by financing activities                                             61,044               24,409

Effect of exchange rate changes on cash                                                       (23)                (107)
                                                                                   --------------       --------------

Net increase (decrease) in cash and cash equivalents                                        2,852               (6,138)

Cash and cash equivalents - beginning of period                                               570               15,002
                                                                                   --------------       --------------

Cash and cash equivalents - end of period                                          $        3,422       $        8,864
                                                                                   ==============       ==============


     See accompanying Notes to Condensed Consolidated Financial Statements

                                   APW Ltd.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Distribution Transaction
-------------------------------------------------------------

        APW Ltd. ("the Company") is a leading global technically enabled manufacturing services ("TEMS") company, focused on the rapidly growing custom integrated electronic enclosure systems market. The Company designs and manufactures a comprehensive portfolio of electronic products, including enclosures (technical housing and external structure and often the skeleton of the product), power supplies, thermal management systems, backplanes (large complex circuit panels used mostly in telecommunication equipment) and cabling, either as individual subassemblies or as custom integrated systems. APW Ltd. also provides a wide range of integration services to our customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. The Company focuses on large infrastructure solutions, such as wireless base stations and switches, high-end server products and Internet server enclosures.

        On January 26, 2000, Applied Power Inc.'s (Applied Power and APW Ltd.'s predecessor company) board of directors authorized management to pursue a spin-off of the Electronics business (the "Distribution") to more effectively capitalize on the opportunities in this market. On July 7, 2000, Applied Power's board of directors approved the Distribution, which became effective on July 31, 2000, with shareholders of Applied Power common stock as of the July 21, 2000 record date receiving one share of APW Ltd. common stock for every Applied Power share owned. Prior to the Distribution, APW Ltd. was reorganized as a Bermuda company. We now trade separately on The New York Stock Exchange under the ticker symbol of "APW."

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

        Basis of Presentation: The accompanying unaudited condensed
        ----------------------
consolidated financial statements of APW Ltd. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all adjustments which are normal and recurring in nature necessary to present fairly the financial position of the Company at November 30, 2000 and the results of operations and cash flows for the three months ended November 30, 2000 and 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company's fiscal 2000 Annual Report on Form 10-K.

        The unaudited condensed consolidated statements of earnings and cash flows for the three month period ended November 30, 1999 assume that the Electronics businesses of Applied Power that were contributed to APW Ltd. in connection with the Distribution were organized as a separate legal entity and therefore include amounts that Applied Power had allocated for providing certain general and administrative services to APW Ltd. including administration, finance, legal, tax, treasury, information systems, corporate communications and human resources prior to the Distribution. The costs for these services have been allocated to APW Ltd. by Applied Power, for the three months ended November 30, 1999, based upon a formula that includes sales, operating profit, assets and headcount. Management of APW Ltd. believes that the allocation of costs for these services was reasonable. The financial statements for the three months ended November 30, 2000 reflect actual expenses that APW Ltd. has incurred performing these general and administrative services using its own resources or purchased services.

        Applied Power's historical practice had been to incur indebtedness for its consolidated businesses at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and then to centrally manage various cash functions. Accordingly, for the three months ended November 30, 1999, historical amounts of interest expense allocated to APW Ltd. from Applied Power were based on the portion of Applied Power's investment in APW Ltd. deemed to be debt. This allocation was based upon a cash flow model which detailed the historical uses of debt proceeds by APW Ltd. and the deemed debt repayments by APW Ltd. based on free cash flow. Management believes that the allocation of interest expense for the three months ended November 30, 1999 was reasonable.

        The above allocation methodologies followed in preparing the unaudited condensed consolidated statements of earnings and cash flows for the three months ended November 30, 1999 may not necessarily reflect our results of operations, cash flows, or financial position in the future, or what the results would have been had we been a separate, independent entity for all periods presented.

        Earnings Per Share: For the three months ended November 30, 1999, basic
        -------------------
and diluted weighted average shares used to calculate earnings per share for APW Ltd. are the same as the historical Applied Power Inc. basic weighted average shares outstanding. We have used Applied Power Inc. basic shares outstanding for the three months ended November 30, 1999, which was prior to the Distribution, for the following reasons: (i) upon the Distribution, each shareholder of Applied Power Inc. common stock received an equivalent number of APW Ltd. shares and (ii) there was no potentially issuable common stock of APW Ltd. during the three months ended November 30, 1999.

        The diluted earnings per share calculation for the three months ended November 30, 2000 includes the impact of dilutive securities issued under the APW Ltd. 2000 Stock Option Plan and the stock options issued in connection with the Distribution that were converted to APW Ltd. options from those options issued under pre-existing Applied Power stock options plans.

        Earnings per share for the three months ended November 30, 2000 and 1999 is based on the following (in thousands, except earnings per share data):

                                                                            Three Months Ended
                                                                               November 30,
                                                                       ------------------------------
               Numerator:                                                  2000            1999
                                                                       -------------   --------------
                  Net earnings for basic and diluted earnings per
                  share                                                $     12,762     $      6,489
                                                                       =============   ==============

               Denominator:
                  Weighted average common shares outstanding for
                     basic earnings per share                                39,213           38,992

                  Net effect of dilutive stock options based on the
                  treasury stock  method                                      2,168                -
                                                                       -------------   --------------
                  Weighted average common and potential common shares
                     outstanding for diluted earnings per share              41,381           38,992
                                                                       =============   ==============

               Basic Earnings Per Share:                               $       0.33     $       0.17
                                                                       =============   ==============
               Diluted Earnings Per Share:                             $       0.31     $       0.17
                                                                       =============   ==============

        New Accounting Pronouncements: In June 1998, Statement of Financial
        ------------------------------
Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued which requires that an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on September 1, 2000. The adoption of SFAS No. 133 resulted in recording the cumulative effect of the change in accounting principle for derivative and hedging activity in other comprehensive income of $0.2 million.

        In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered;
(iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Adoption of SAB 101 is not expected to have a significant effect on our financial statements.

        In October 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The statement replaces SFAS No. 125 and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." The statement also revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. Nevertheless, it continues most of SFAS No. 125's provisions without reconsideration. The statement will be effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 is not expected to have a significant effect on us based on our current conformity with SFAS No. 125.

Note 3 - Comprehensive Income
-----------------------------

        The components of comprehensive income are as follows (in thousands):

                                                                            Three Months Ended
                                                                               November 30,
                                                                       ------------------------------
                                                                           2000             1999
                                                                       -------------    -------------
                  Net earnings                                         $    12,762      $     6,489
                  Cumulative effect of change in accounting principle
                    for derivatives and hedging activities, net of tax         168                -
                  Foreign currency translation adjustments                  (2,095)           2,079
                                                                       -------------    -------------
                  Comprehensive income                                 $    10,835      $     8,568
                                                                       =============    =============

Note 4 - Net Inventories
------------------------

        Net inventories consisted of (in thousands):

                                                              November 30,           August 31,
                                                                  2000                  2000
                                                             ----------------     ------------------
               Raw material                                  $       109,747      $          98,130
               Work-in-progress                                       35,193                 38,185
               Finished goods                                         37,215                 30,437
                                                             ----------------     ------------------
               Total inventories, gross                              182,155                166,752
               Less: Inventory reserves                               (9,677)               (11,350)
                                                             ----------------     ------------------
                            Total inventories, net           $       172,478      $         155,402
                                                             ================     ==================

Note 5 - Accounts Receivable Financing
--------------------------------------

        On July 31, 2000, as a part of the Distribution, APW Ltd. assumed Applied Power Inc.'s accounts receivable financing facility. On that date, the facility was amended by decreasing the amount available under the facility to $100.0 million from $150.0 million. The facility was also amended to sell the receivables without any recourse to APW Ltd. and its subsidiaries. The assumed accounts receivable financing facility agreement was further amended November 15, 2000, to extend the agreement until November 12, 2003. All other substantive terms of the amended agreements remained the same as they were under Applied Power Inc. At November 30, 2000, $78.9 million of receivable interests were sold under this facility.

Note 6 - Divestiture
--------------------

        On November 20, 2000, APW Ltd. completed the sale of its magnets business to Magnet Applications Group Limited, a United Kingdom company. Total consideration from the transaction was a net $1.7 million, which resulted in a net book loss of $2.7 million.

Note 7 - Subsequent Events
--------------------------

        On December 15, 2000, APW Ltd., through a wholly owned subsidiary, completed the purchase of certain enclosure manufacturing assets of Industria Metalurgica Bagarolli Ltda. ("IMB") located in Campinas, Brazil. IMB specializes in the design and manufacture of high quality, large indoor and outdoor enclosure systems, as well as sub-assemblies and integration services, to the telecom and financial services industries in South America. This acquisition will be accounted for using the purchase method.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations
--------------

        The following discussion of our financial condition and our results of operations should be read in conjunction with our accompanying consolidated financial statements and related notes thereto. Results of operations and cash flows for the three months ended November 30, 1999 have been established from the consolidated financial statements of Applied Power using the historical results of our operations and historical basis of our assets and liabilities and the allocation methodology described under "Historical Allocations from Applied Power" below. We believe the assumptions underlying our financial statements are reasonable.

Overview

        APW Ltd. is a leading global technically enabled manufacturing services ("TEMS") provider, focused on the rapidly growing custom integrated electronic enclosure systems market. We have the capabilities to design and manufacture a comprehensive portfolio of electronic products, including enclosures (technical housings and external structure and often the skeleton of the product), power supplies, thermal management systems, backplanes (large complex circuit panels used mostly in telecommunication equipment) and cabling, either as individual subassemblies or as integrated custom systems. We provide a wide range of integrated design, manufacturing and logistics services to customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. Operating in over 40 locations throughout North America, South America, Europe and Asia, we provide our solutions and services to original equipment manufacturers ("OEMs"), primarily in the communications (datacom and telecom), computing (enterprise hardware - large servers, large data storage, networking) and Internet (application service providers, Internet service providers and web hosting) markets. Our customers include industry leaders such as Applied Materials, Cisco, Compaq, EMC, Ericsson, Fujitsu, Hewlett-Packard, IBM, Lucent, Marconi, Cymer, Motorola, NCR, Nokia, Nortel Networks and Sun Microsystems.

The Distribution

        During 1999, Applied Power's (APW Ltd.'s predecessor company) management began to consider the separation of the Electronics Business from the Industrial Business as a way to more effectively pursue strategic opportunities in the electronics market. On January 26, 2000, Applied Power's board of directors authorized various actions intended to position Applied Power to distribute the Electronics Business to its shareholders (the "Distribution") in the form of a special dividend.

        On July 7, 2000, Applied Power's board of directors approved the Distribution. The Distribution occurred on July 31, 2000 with shareholders of Applied Power common stock as of the July 21, 2000 record date receiving one share of APW Ltd. common stock for every Applied Power share owned. We now trade separately on The New York Stock Exchange ("NYSE") under the ticker symbol "APW." Applied Power continues to trade on The NYSE, but has changed its ticker symbol to "ATU" and intends to subsequently change its name to Actuant Corporation. Prior to the Distribution, APW Ltd. ("APW") reorganized as a Bermuda company.

Historical Allocations from Applied Power

        Through July 31, 2000, Applied Power provided certain general and administrative services to us including administration, finance, legal, tax, treasury, information systems, corporate communications and human resources. The cost for these services was allocated to us by Applied Power based upon a formula that considered sales, operating profit, assets and headcount. We believe that the allocation of cost for these services was reasonable. Since August 1, 2000, we have performed these general and administrative services using our own resources or purchased services.

        Applied Power's historical practice was to incur indebtedness for its consolidated businesses at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Accordingly, through July 31, 2000, our historical amounts include debt and related interest expense allocated from Applied Power based on the portion of Applied Power's investment in us which was deemed to be debt. This allocation was based on a cash flow model which details the historical uses of debt proceeds by us and the deemed debt repayments by us based on free cash flow. We believe that the allocation of corporate debt and related interest expense for all periods prior to July 31, 2000 was reasonable. In conjunction with the Distribution, the consolidated debt of Applied Power was realigned between us and Applied Power. Through an additional investment by Applied Power on July 31, 2000, a certain portion of our allocated outstanding debt was retained by Applied Power.

        The above allocation methodologies followed in preparing the unaudited condensed consolidated statements of earnings and cash flows for the three months ended November 30, 1999 may not necessarily reflect our results of operations, cash flows, or financial position in the future, or what the results would have been had we been a separate, independent entity for all periods presented.

Recent Developments

        On December 15, 2000, APW completed the purchase of certain enclosure manufacturing assets of Industria Metalurgica Bagarolli Ltda. ("IMB") located in Campinas, Brazil. IMB specializes in the design and manufacture of high quality, large indoor and outdoor enclosure systems, as well as sub-assemblies and integration services, to the telecom and financial services industries in South America. This acquisition will be accounted for using the purchase method.

Results of Operations
---------------------

Unaudited Pro Forma Results of Operations

        In order to evaluate our underlying operating performance, unaudited pro forma financial information is presented below which depicts our results of operations assuming the Distribution and related transactions had been completed as of September 1, 1999, the beginning of fiscal 2000.

        This unaudited pro forma financial information has been prepared utilizing our historical unaudited consolidated financial statements. The unaudited pro forma information should be read in conjunction with the accompanying historical unaudited consolidated financial statements and related notes thereto. The unaudited pro forma financial information does not purport to be indicative of our results in the future or what the results of operations would have been had we been a separate, independent entity during the periods shown.

                                                                               As a Percentage of Net Sales
                                                           Three Months Ended       Three Months Ended
                                                              November 30,             November 30,
                                                        ----------------------------------------------------
                                                           2000       1999(1)       2000          1999
                                                        ----------------------------------------------------
                                                             (in thousands)
         Net sales                                       $  359,723  $   289,126       100.0%        100.0%
         Gross profit                                        90,764       77,412        25.2%         26.8%

         Engineering, selling and administrative
         expenses                                            56,011       48,256        15.6%         16.7%
         Loss on sale of subsidiary                           2,667            -         0.8%          0.0%
         Amortization of intangible assets                    6,025        5,816         1.7%          2.0%

         Operating earnings                                  26,061       23,340         7.2%          8.1%

         Net financing costs                                  6,464        6,987         1.8%          2.4%
         Other (income) expense, net                            317          546         0.1%          0.2%

         Earnings before income tax expense                  19,280       15,807         5.4%          5.5%

         Income tax expense                                   6,518        4,742         1.8%          1.6%

         Net earnings                                        12,762       11,065         3.5%          3.8%

(1) Pro forma adjustments to historical fiscal 2000 first quarter results of operations are: (i) adjustments to include $3.0 million of general corporate expenses, (ii) adjustments to net financing costs based on our debt structure after the Distribution, and (iii) adjustments to income tax expense to reflect an estimated 30% effective tax rate that we are subject to as a Bermuda company.

Net Sales

         Net sales for the three months ended November 30, 2000 (fiscal 2001 first quarter) grew to $359.7 from $289.1 in the three months ended November 30, 1999 (fiscal 2000 first quarter), an increase of 24% (32% excluding the negative impact of foreign currency translation). The net sales growth continues to be primarily driven by growth in our custom integrated systems, thermal management and Internet business solutions product lines. Our fiscal 2001 first quarter sales growth was also influenced by the inclusion of acquisitions completed in the second and third quarters of fiscal 2000. Excluding these acquisitions, net sales increased 19% in the fiscal 2001 first quarter (29% excluding the negative impact of foreign currency translation) when compared to sales in the fiscal 2000 first quarter.

Geographic Sales

                                          Three Months Ended
                                             November 30,
                                       --------------------------
                                       2000       1999       Change
                                       -------------------------------------
                                                (In millions)

         Americas                        $   223.6   $   163.6     37%
         Europe and Asia                     136.1       125.5      8%
                                       -------------------------------------
              Total                      $   359.7   $   289.1     24%
                                       =====================================

         Net sales in the Americas for the fiscal 2001 first quarter grew to $223.6 million from $163.6 million in the fiscal 2000 first quarter, an increase of 37%. The net sales growth continues to be primarily driven by growth in our custom integrated systems, thermal management and Internet business solutions product lines. Our fiscal 2001 first quarter sales growth was also influenced by the inclusion of an acquisition completed in the second quarter of fiscal 2000. Excluding this acquisition, net sales increased 30% in the fiscal 2001 first quarter when compared to net sales in the fiscal 2000 first quarter.

         Net sales in Europe and Asia for the fiscal 2001 first quarter grew to $136.1 million from $125.5 million in the fiscal 2000 first quarter, an increase of 8%. Our fiscal 2001 first quarter sales growth was influenced by the inclusion of an acquisition completed in the third quarter of fiscal 2000. Excluding this acquisition, Europe and Asia net sales increased 5% in the fiscal 2001 first quarter when compared to net sales in the fiscal 2000 first quarter. Foreign currency translation adversely impacted fiscal 2001 European net sales compared to fiscal 2000 first quarter. The appreciation of the U.S. dollar against the British Pound Sterling, the Euro and Danish Krone currencies adversely impacted translation of these currencies into U.S. dollars by $22.9 million. Excluding both the adverse impact of foreign currency translation and the exit of the high-volume personal computer business, Europe and Asia net sales grew 37% in first quarter fiscal 2001. The net sales growth continues to be primarily driven by growth in our custom integrated systems product line. Growth in the fiscal 2001 first quarter net sales continues to be adversely impacted by our decision to exit some high-volume personal-computer related business we inherited via acquisition. We are exiting this business in order to create capacity for our integrated custom systems product lines. The exit of this business adversely impacted Europe and Asia net sales by approximately $12.3 million in fiscal 2001 first quarter.

Gross Profit

         Gross profit for the fiscal 2001 first quarter grew to $90.8 million from $77.4 million in the fiscal 2000 first quarter, an increase of 17%. As a percentage of net sales, the fiscal 2001 first quarter gross profit was 25.2% compared to 26.8% in the fiscal 2000 first quarter. The decrease in gross profit as a percentage of net sales is primarily a result of a change in the composition of our total net sales. A greater percentage of our total net sales in the fiscal 2001 first quarter were derived from custom integrated systems than in the fiscal 2000 first quarter. Historically, our standard product lines have had a higher gross profit margin than our custom integrated systems product lines. As part of our strategy to expand our customer relationships by providing a total solution, we expect the percentage of our net sales represented by custom integrated systems to further increase in the future.

Operating Expenses

         Operating expenses in the fiscal 2001 first quarter were $56.0 million compared to $47.1 million in the fiscal 2000 first quarter. As a percentage of net sales, operating expenses were 15.6% for the fiscal 2001 first quarter, compared to 16.3% for the fiscal 2000 first quarter. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. The decrease in our fiscal 2001 operating expenses as a percentage of net sales is primarily the result of our continued leverage on our existing organizational infrastructure. In future periods, we will continue to focus on our business strategy to be customer focused and technically innovative on a global basis, which will require us to add engineers, program management, supply chain, and sales personnel as well as other functional support positions.

         Operating expenses for the fiscal 2000 first quarter include an allocation of Applied Power's corporate general and administrative expenses based on estimated levels of effort devoted to us and our relative size compared to Applied Power's total revenues, operating profit, assets and employee headcount. We believe that the allocation of Applied Power's corporate general and administrative expense for the historical periods is reasonable. See "Historical Allocations from Applied Power" above for further discussion of operating expenses allocated to us from Applied Power.

         On a pro forma basis, fiscal 2001 first quarter expenses grew to $56.0 million from $48.3 million in fiscal 2000 first quarter, an increase of 16%. As a percentage of net sales, pro forma operating expenses decreased to 15.6% in fiscal 2001 first quarter, compared to 16.7% in fiscal 2000 first quarter. Our fiscal 2001 first quarter decrease in pro forma operating expenses as a percent of net sales was primarily the result of the successful integration of acquisitions completed in the past two years, including the elimination of redundant functions, as well as the elimination of general corporate expenses of the acquired businesses. These decreases have been partially offset by increased operating expenses associated with adding additional organizational infrastructure to support our long-term growth objectives and strategy.

Amortization of Intangible Assets

         Amortization of intangible assets (amortization) in the fiscal 2001 first quarter was $6.0 million compared to $5.8 million in the fiscal 2000 first quarter. Amortization as a percentage of net sales decreased to 1.7% in the fiscal 2001 first quarter compared to 2.0% in the fiscal 2000 first quarter. This dollar increase in amortization was primarily the result of the amortization of goodwill recorded for acquisitions made in the second and third quarters of fiscal 2000. In the future, we expect goodwill amortization to increase in dollars as a result of our continued acquisition growth strategy. It is unclear if goodwill amortization of intangible assets as a percentage of net sales will change, due to the difficulty in predicting the time, size and purchase price composition of future acquisitions.

Divestiture

         On November 20, 2000, APW Ltd. completed the sale of its magnets business to Magnet Applications Group Limited, a United Kingdom company. Total consideration from the transaction was a net $1.7 million, which resulted in a net book loss of $2.7 million.

Operating Earnings

         Operating earnings, excluding the one time loss on sale of subsidiary of $2.7 million for fiscal 2001 first quarter, grew to $28.7 million from $24.5 million in the fiscal 2000 first quarter, an increase of 17%. As a percentage of net sales, excluding the one time loss on sale of subsidiary, operating earnings were 8.0% and 8.5% in the fiscal 2001 first quarter and the fiscal 2000 first quarter, respectively. In the future, we expect operating earnings to grow faster than our net sales growth as a result of the leverage on organic net sales growth. We expect to achieve that leverage on both operating expenses and amortization of intangible assets. In addition to leverage on the organic net sales growth, we will continue our focus to manage spending levels throughout the Company.

         On a pro forma basis, fiscal 2001 first quarter operating earnings grew to $26.1 million from $23.3 in the fiscal 2000 first quarter, an increase of 12%. As a percentage of net sales, operating earnings were 7.3% and 8.1% in fiscal 2001 first quarter and fiscal 2000 first quarter, respectively.

Net Financing Costs

         Net financing costs in the fiscal 2001 first quarter decreased to $6.5 million from $13.6 million in the fiscal 2000 first quarter, a decrease of 52%. The decrease in our net financing costs is a result of the reduction in our outstanding indebtedness from the fiscal 2000 first quarter to the fiscal 2001 first quarter. See "Historical Allocations from Applied Power" above for further discussion of net financing costs allocated to us from Applied Power for the fiscal 2000 first quarter.

         On a pro forma basis, net financing costs in fiscal 2001 first quarter decreased to $6.5 million compared to $7.0 million in fiscal 2000, a decrease of 7%. Our fiscal 2001 first quarter and pro forma fiscal 2000 first quarter net financing costs reflect our lower outstanding indebtedness and lower financing costs as a result of the Distribution and the debt realignment between us and Applied Power. We have calculated our pro forma net financing costs using a 7.75% annual interest rate. This weighted average interest rate is generally representative of what we are incurring on our current debt portfolio historically.

Income Tax Expense

         Income tax expense in the fiscal 2001 first quarter was $6.5 million compared to $3.9 million in the fiscal 2000 first quarter. Our effective income tax rate was 33.8% for the fiscal 2001 first quarter, compared to 37.4% for the fiscal 2000 first quarter. The decrease in the effective tax rate in the fiscal 2001 first quarter compared to the fiscal 2000 first quarter is a result of the reorganization as a Bermuda Company. See "The Distribution" above for further discussion of the reorganization as a Bermuda Company.

         The goodwill and subsequent amortization expense recorded as a result of most of our acquisitions is non-deductible for tax purposes. Effective income tax rates were higher than the statutory rate for the periods presented primarily as a result of state income taxes and non-deductible amortization of goodwill, which was partially offset by net effects of foreign tax rates and credits. As such, pro forma income tax expense represents the anticipated lower effective income tax rate of 30% on the higher pro forma pre-tax earnings that we expect to be subject to after the Distribution, debt realignment and reorganization in Bermuda.

         We have agreed to indemnify Applied Power against certain tax liabilities arising from the reorganization leading up to the Distribution. The reorganization, including the merger and our continuation as a Bermuda company, involve taxable transactions. Under a tax sharing agreement we entered into with Applied Power, we will be responsible for federal and state income taxes resulting from the reorganization transactions. During November 2000, we made a $30.0 million payment to Applied Power in relation to this agreement. As a result, we will bear the risk of any audit adjustments by the IRS or other taxing authorities challenging the reporting of the reorganization transactions.

Liquidity and Capital Resources

Cash Flows

        Cash and cash equivalents totaled $3.4 million at November 30, 2000 and $0.6 million at August 31, 2000. In order to minimize net financing costs, we intentionally maintain low cash balances by using available cash to reduce short-term bank borrowings.

         Net cash used in operations in the fiscal 2001 first quarter was $28.5 million compared to $19.2 million used in the fiscal 2000 first quarter. The net use of cash in the fiscal 2001 first quarter was primarily due to the $30.0 million payment to Applied Power in relation to the tax indemnification related to the Distribution. Excluding this one-time cash payment to Applied Power, fiscal 2001 first quarter operations provided $1.5 million in net cash.

         Net cash used in investing activities for the fiscal 2001 first quarter was $29.7 million compared to $11.2 million for the fiscal 2000 first quarter. The net use of cash was primarily due to capital expenditures of $30.8.

         Net cash provided by financing activities for the fiscal 2001 first quarter was $61.0 million compared to $24.4 million provided in the fiscal 2000 first quarter. The net cash provided by financing activities primarily came from net borrowings on our long-term debt facility of $31.8 million and net commercial paper borrowings of $25.1 million.

Capitalization

         Debt at November 30, 2000 totaled $290.7 million, an increase of approximately $54.4 million from August 31, 2000. The increase in debt was primarily due to the tax payment to Applied Power and the financing of capital expenditures.

        To reduce the risk of interest rate increases, we may periodically enter into interest rate swap agreements. Our current interest rate swap activity is limited to one agreement and is not significant.

Liquidity

         On July 31, 2000, as part of the Distribution, we assumed Applied Power's accounts receivable financing facility. On that date, the facility was amended by decreasing the amount available under the facility from $150.0 million to $100.0 million. The facility was also amended to sell the receivables without recourse. The assumed accounts receivable financing facility agreement was further amended in November 2000 to extend the agreement to November 12, 2003. All other substantive terms of the amended agreement remained the same as they were under Applied Power. At November 30, 2000, $78.9 million of receivable interests were sold under this facility.

         At November 30, 2000, we had approximately $418.4 million of funds available under multi-currency credit agreements, unused non-committed lines of credit and receivable financing facilities. We believe that availability under our current credit facilities or other borrowings, plus funds generated from operations, will be adequate to meet our operating, debt service and capital expenditure requirements for the foreseeable future.

        On September 29, 2000, we filed a registration statement on Form S-3 with the Securities and Exchange Commission utilizing a "shelf" registration process. Using this process, we may, from time to time, offer any combination of securities described in the registration statement in one or more offerings with a total initial offering price of up to $500.0 million. We intend to use any net proceeds from the sale of the securities for one or more of the following purposes: to repay, in part, existing indebtedness (and, in general, to reduce financial leverage); to finance capital expenditures and capacity expansion; to finance, in part, the cost of further acquisitions; and for general corporate purposes.

        We have not paid cash dividends on our capital stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

New Accounting Pronouncements

         In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued which requires that an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on September 1, 2000. The adoption of SFAS No. 133 resulted in recording the cumulative effect of the change in accounting principle for derivative and hedging activity in other comprehensive income of $0.2 million.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered;
(iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. Adoption of SAB 101 is not expected to have a significant effect on our financial statements.

        In October 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The statement replaces SFAS No. 125 and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." The statement also revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. Nevertheless, it continues most of SFAS No. 125's provisions without reconsideration. The statement will be effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 is not expected to have a significant effect on us based on our current conformity with SFAS No. 125.

Seasonality

         Due to the shortened number of business days in the second quarter of our fiscal year (from December 1 to February 28), we typically experience lower sales volumes in the second quarter of each fiscal year as compared to the other quarters in the fiscal year.

Forward-looking Statements and Cautionary Factors
-------------------------------------------------

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as statements in other Company communications, which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions, market conditions in the computer, semiconductor, telecommunication, and electronic industries in North America, South America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive product and pricing pressures, foreign currency risk, interest rate risk, the Company's ability to access capital markets, and other factors that may be referred to in APW Ltd.'s reports filed with the Securities and Exchange Commission from time to time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         We are exposed to market risk from changes in foreign exchange and interest rates and, to a lesser extent, commodities. To reduce such risks, we selectively use financial instruments.

         As discussed in Note 2 - "Summary of Significant Accounting Policies" in the accompanying notes to condensed consolidated financial statements, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on September 1, 2000.

         Currency Risk - We have significant international operations. In most
         -------------
instances, our products are produced at manufacturing facilities located near the customer. As a result, significant volumes of finished goods are manufactured in countries for sale into those markets. For goods purchased from our affiliates, we denominate the transaction in the functional currency of the producing operation.

         We have adopted the following guidelines to manage our foreign exchange exposures:

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

         Our identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. We periodically identify naturally occurring offsetting positions and then purchase hedging instruments to protect against anticipated exposures. Our financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. Based on our overall currency rate exposure, including derivative financial instruments and nonfunctional currency denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cashflows over the next fiscal year.

         Interest Rate Risk - We periodically enter into interest rate swaps to
         ------------------
stabilize financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, we contract with a counter party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. The effective portion of any gain or loss is reported as a component of other comprehensive income (loss) and the differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense. Gains relating to terminations of qualifying hedges are deferred and recognized in income at the same time as the underlying hedged transactions. A seventy-eight (10% of our weighted average interest rate) basis-point change in interest rates on average long-term borrowings would have impacted net interest expense by approximately $0.7 million for the three months ended November 30, 2000.

         Commodity Prices - We are exposed to fluctuation in market prices for
         ----------------
steel. Therefore, we have established a program for centralized negotiation of steel prices. This program allows APW Ltd. to take advantage of economies of scale as well as to cap pricing. All business units are able to purchase steel under this arrangement. In general, the contracts lock steel pricing for 18 months and enable APW Ltd. to pay less if market prices fall.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits

              None.

(b)    Reports on Form 8-K

              On October 6, 2000, the Company filed a Current Report on Form 8-K dated September 26, 2000, reporting under Item 5 the Company's outlook for fiscal 2000 that was contained in a press release dated the same.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             APW Ltd.
                                             --------
                                             (Registrant)



Date:  January 5, 2001                       By: /s/Joseph T. Lower
                                                -------------------
                                             Joseph T. Lower
                                             Vice President - Finance

                                             (Acting Principal Financial
                                             Officer and duly authorized to
                                             sign on behalf of the registrant)