Form 10-Q
period 2001-02-28
APW LTD
filed 2001-04-16
CIK 1111938

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

       Mark One
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended February 28, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X       No


The number of shares outstanding of the registrant's Common Stock (including related Preferred Stock purchase rights) as of April 10, 2001 was 40,791,303.

                                    APW Ltd.
                                     INDEX

                                                                        Page No.
PART I - FINANCIAL INFORMATION                                          --------
------------------------------
Item 1 - Financial Statements

    Condensed Consolidated Statements of Earnings (Loss) (Unaudited) -
      Three and Six Months Ended
      February 28, 2001 and February 29, 2000...........................    3

    Condensed Consolidated Balance Sheets -
      February 28, 2001 (Unaudited) and August 31, 2000.................    4

    Condensed Consolidated Statements of Cash Flows (Unaudited) -
      Six Months Ended February 28, 2001 and February 29, 2000..........    5

    Notes to Condensed Consolidated Financial Statements................    6

Item 2 - Management's Discussion and Analysis of Financial Condition
      and Results of Operations.........................................   11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.....   22

PART II - OTHER INFORMATION
---------------------------

Item 2 - Changes in Securities..........................................   23

Item 4 - Submission of Matters to a Vote of Security Holders............   23

Item 6 - Exhibits and Reports on Form 8-K...............................   24

SIGNATURE...............................................................   24
---------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                                   APW Ltd.
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
             (U.S. Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                Three Months Ended               Six Months Ended
                                                           ----------------------------    ----------------------------
                                                           February 28,    February 29,    February 28,    February 29,
                                                               2001            2000            2001            2000
                                                           ------------    ------------    ------------    ------------
Net sales                                                    $317,563        $277,090        $677,286        $566,216
Cost of products sold                                         254,207         204,803         523,166         416,517
                                                             --------        --------        --------        --------
   Gross profit                                                63,356          72,287         154,120         149,699

Engineering, selling and administrative expenses               57,254          44,722         113,265          91,859
Amortization of intangible assets                               6,416           6,026          12,441          11,842
Corporate reorganization expenses                                   -           2,162               -           2,162
Loss on sale of subsidiary                                          -               -           2,667               -
                                                             --------        --------        --------        --------
   Operating earnings (loss)                                     (314)         19,377          25,747          43,836

Financing costs                                                 7,309          10,016          13,773          23,567
Other expense, net                                                741             806           1,058           1,353
                                                             --------        --------        --------        --------
Earnings (loss) before income tax expense (benefit)            (8,364)          8,555          10,916          18,916

Income tax expense (benefit)                                   (2,484)          4,100           4,034           7,972
                                                             --------        --------        --------        --------
Net earnings (loss) before extraordinary item                  (5,880)          4,455           6,882          10,944
Extraordinary loss on early retirement of debt, net of
 income tax benefit of $1,250                                       -          (2,083)              -          (2,083)
                                                             --------        --------        --------        --------
Net earnings (loss)                                          $ (5,880)       $  2,372        $  6,882        $  8,861
                                                             ========        ========        ========        ========
Basic earnings (loss) per share:
  Earnings (loss) per share before extraordinary item        $  (0.15)       $   0.11        $   0.17        $   0.28
  Extraordinary loss on early retirement of debt,
   net of income tax benefit                                        -           (0.05)              -           (0.05)
                                                             --------        --------        --------        --------
  Earnings (loss) per share                                  $  (0.15)       $   0.06        $   0.17        $   0.23
                                                             ========        ========        ========        ========
  Weighted average common shares outstanding (000's)           39,444          39,052          39,343          39,023
                                                             ========        ========        ========        ========
Diluted earnings (loss) per share:
  Diluted earnings (loss) per share before extraordinary
   item                                                      $  (0.15)       $   0.11        $   0.17        $   0.28
  Extraordinary loss on early retirement of debt,
   net of income tax benefit                                        -           (0.05)              -           (0.05)
                                                             --------        --------        --------        --------
  Diluted earnings (loss) per share                          $  (0.15)       $   0.06        $   0.17        $   0.23
                                                             ========        ========        ========        ========
  Weighted average common and potential common
   shares outstanding (000's)                                  39,444          39,052          41,219          39,023
                                                             ========        ========        ========        ========


     See accompanying Notes to Condensed Consolidated Financial Statements

                                   APW Ltd.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (U.S. Dollars in thousands, except share and per share data)

                                                     February 28,    August 31,
                                                         2001           2000
                                                     ------------    ----------
                                                     (Unaudited)
                  ASSETS
                  ------

Current assets:
     Cash and cash equivalents                        $    4,294     $      570
     Accounts receivable, net                            130,694        118,481
     Inventories, net                                    200,368        155,402
     Prepaid expenses                                     14,303         11,114
     Deferred income taxes                                12,047         12,035
                                                      ----------     ----------
          Total current assets                           361,706        297,602

Property, plant and equipment                            458,532        359,007
     Less: Accumulated depreciation                     (195,560)      (181,975)
                                                      ----------     ----------
          Net property, plant and equipment              262,972        177,032

Goodwill, net                                            848,761        673,060
Other intangible assets, net                              41,756          9,262
Other assets                                              48,491         57,114
                                                      ----------     ----------
          Total assets                                $1,563,686     $1,214,070
                                                      ==========     ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
     Short-term borrowings                            $  547,383     $        -
     Trade accounts payable                              160,825        149,877
     Accrued compensation and benefits                    29,519         31,174
     Income taxes payable (including amounts due to
      Actuant Corporation)                                37,681         71,073
     Other current liabilities                            41,679         40,113
                                                      ----------     ----------
          Total current liabilities                      817,087        292,237

Long-term debt                                            21,951        236,370
Deferred income taxes                                      9,522          9,580
Other liabilities (including amounts due to Actuant
 Corporation)                                             56,443         49,504

Shareholders' equity:
     Common stock - $0.01 par value per share;
      authorized 250,000,000 shares; issued and
      outstanding, less contingent shares,
      40,043,155 and 39,204,150 shares,
      respectively (Note 6)                                  400            392
     Share premium                                       664,807        638,409
     Retained earnings                                    11,195          4,313
     Accumulated other comprehensive income (loss)       (17,719)       (16,735)
                                                      ----------     ----------
          Total shareholders' equity                     658,683        626,379
                                                      ----------     ----------
          Total liabilities and shareholders' equity  $1,563,686     $1,214,070
                                                      ==========     ==========

     See accompanying Notes to Condensed Consolidated Financial Statements

                                   APW Ltd.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. Dollars in thousands)
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                            ------------------------------
                                                                            February 28,      February 29,
                                                                                2001              2000
                                                                            ------------      ------------
Operating activities
--------------------
Net earnings                                                                  $   6,882         $  8,861
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
       Depreciation and amortization                                             31,515           29,115
       Loss on sale of subsidiary                                                 2,667                -
       Extraordinary loss on early-retirement of debt                                 -            3,333
       Changes in operating assets and liabilities, excluding
         the effects of business acquisitions:
               Accounts receivable                                                4,709            3,651
               Inventories                                                      (28,738)         (21,005)
               Prepaid expenses and other assets                                 (4,755)          (3,579)
               Trade accounts payable                                             1,521           (2,176)
               Other liabilities                                                (45,162)         (10,927)
                                                                              ---------         --------
Net cash provided by (used in) operating activities                             (31,361)           7,273

Investing activities
-------------------
Proceeds on the sale of property, plant and equipment                               295              211
Net proceeds on sale of subsidiary, net of cash sold                              1,782                -
Additions to property, plant and equipment                                      (57,848)         (18,139)
Business acquisitions, net of cash acquired                                    (241,546)         (10,687)
Other investing activities                                                         (727)               -
                                                                              ---------         --------
  Net cash used in investing activities                                        (298,044)         (28,615)

Financing activities
--------------------
Investments by Applied Power Inc., net, including
  debt allocations                                                                    -           52,347
Principal payments on long-term debt                                            (79,448)         (45,297)
Principal borrowings on long term debt                                          364,587                -
Net short term borrowings                                                           (86)               -
Net commercial paper borrowings                                                  50,124                -
Net receivables financed                                                            (50)            (820)
Stock option exercises                                                            1,405                -
Other financing activities                                                         (823)               -
                                                                              ---------         --------
  Net cash provided by financing activities                                     335,709            6,230

Effect of exchange rate changes on cash                                          (2,580)             360
                                                                              ---------         --------

Net increase (decrease) in cash and cash equivalents                              3,724          (14,752)

Cash and cash equivalents - beginning of period                                     570           15,002
                                                                              ---------         --------

Cash and cash equivalents - end of period                                     $   4,294         $    250
                                                                              =========         ========

     See accompanying Notes to Condensed Consolidated Financial Statements

                                   APW Ltd.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Distribution Transaction
-------------------------------------------------------------

     APW Ltd. ("APW" or "the Company"), through its subsidiaries, is a leading global technically enabled manufacturing services company, focused on the custom integrated electronic enclosure systems market. The Company designs and manufactures a comprehensive portfolio of electronic products, including enclosures (technical housing and external structure and often the skeleton of the product), power supplies, thermal management systems, backplanes (large complex circuit panels used mostly in telecommunication equipment) and cabling, either as individual subassemblies or as custom integrated systems. APW also provides a wide range of integration services to our customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. The Company focuses on large infrastructure solutions, such as wireless base stations and switches, high-end server products and Internet server enclosures.

     On January 26, 2000, Applied Power Inc.'s ("Applied Power"), APW Ltd.'s predecessor company and now named Actuant Corporation ("Actuant"), board of directors authorized management to pursue a spin-off of the Electronics business (the "Distribution") to more effectively capitalize on the opportunities in the electronics market. On July 7, 2000, Applied Power's board of directors approved the Distribution, which became effective on July 31, 2000, with shareholders of Applied Power common stock as of the July 21, 2000 record date receiving one share of APW Ltd. common stock for every Applied Power share owned. Prior to the Distribution, APW was reorganized as a Bermuda company. APW now trades separately on The New York Stock Exchange under the ticker symbol of "APW."

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

     Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of APW and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all adjustments which are normal and recurring in nature necessary to present fairly the financial position of the Company at February 28, 2001, the results of operations for the three and six months ended February 28, 2001 and February 29, 2000 and cash flows for the six months ended February 28, 2001 and February 29, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company's fiscal 2000 Annual Report on Form 10-K.

     The unaudited condensed consolidated statements of earnings for the three and six months ended February 29, 2000 and cash flows for the six months ended February 29, 2000 assume that the Electronics businesses of Applied Power that were contributed to APW in connection with the Distribution were organized as a separate legal entity and therefore include amounts that Applied Power had allocated for providing certain general and administrative services to APW including administration, finance, legal, tax, treasury, information systems, corporate communications and human resources prior to the Distribution. The costs for these services have been allocated to APW by Applied Power, for the three and six months ended February 29, 2000, based upon a formula that includes sales, operating profit, assets and headcount. Management of APW believes that the allocation of costs for these services was reasonable. The financial statements for the three and six months ended February 28, 2001 reflect actual expenses that APW has incurred performing these general and administrative services using its own resources or purchased services.

     Applied Power's historical practice had been to incur indebtedness for its consolidated businesses at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and then to centrally manage various cash functions. Accordingly, for the three and six months ended February 29, 2000, historical amounts of interest expense allocated to APW from Applied Power were based on the portion of Applied Power's investment in APW deemed to be debt. This allocation was based upon a cash flow model which detailed the historical uses of debt proceeds by APW and the deemed debt repayments by APW based on free cash flow. Management believes that the allocation of interest expense for the three and six months ended February 29, 2000 was reasonable.

     The above allocation methodologies followed in preparing the unaudited condensed consolidated statements of earnings for the three and six months ended February 29, 2000 and statement of cash flows for the six months ended February 29, 2000 may not necessarily reflect our results of operations, cash flows, or financial position in the future, or what the results would have been had we been a separate, independent entity for all periods presented.

     Earnings (Loss) Per Share: For the three and six months ended February 29, 2000, basic and diluted weighted average shares used to calculate earnings per share for APW are the same as the historical Applied Power Inc. basic weighted average shares outstanding. Applied Power Inc. basic shares outstanding were used for the three and six months ended February 29, 2000, which was prior to the Distribution, for the following reasons: (i) upon the Distribution, each shareholder of Applied Power Inc. common stock received an equivalent number of APW shares and (ii) there was no potentially issuable common stock of APW during the three and six months ended February 29, 2000.

     The diluted earnings per share calculation for the six months ended February 28, 2001 includes the impact of dilutive securities issued under the APW Ltd. 2001 Stock Option Plan, the APW Ltd. 2000 Stock Option Plan and the stock options issued in connection with the Distribution that were converted to APW Ltd. options from those options issued under pre-existing Applied Power stock options plans. Options to purchase approximately 1.6 million shares of common stock were outstanding during the three months ending February 28, 2001, but were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive due to the net loss in the fiscal quarter ended February 28, 2001.

     Earnings (loss) per share for the three and six months ended February 28, 2001 and February 29, 2000 is based on the following (in thousands, except earnings per share data):

                                                                 Three Months Ended               Six Months Ended
                                                             ---------------------------      ---------------------------
                                                             February 28,   February 29,      February 28,   February 29,
                                                                 2001           2000               2001          2000
                                                             ------------   ------------      ------------   ------------
Numerator:
  Earnings (loss) before extraordinary item                  $     (5,880)  $      4,455      $      6,882   $     10,944
  Extraordinary loss, net of tax                                        -         (2,083)                -         (2,083)
                                                             ------------   ------------      ------------   ------------
      Net earnings (loss)                                    $     (5,880)  $      2,372      $      6,882   $      8,861
                                                             ============   ============      ============   ============

Denominator:
  Weighted average common shares outstanding for
    basic earnings per share                                       39,444         39,052            39,343         39,023
 Net effect of dilutive stock options based on the
   treasury stock method using average market price                     -              -             1,876              -
                                                             ------------   ------------      ------------   ------------
     Weighted average common and potential common
       shares outstanding for diluted earnings per share           39,444         39,052            41,219         39,023
                                                             ============   ============      ============   ============

Basic Earnings (Loss) Per Share:
   Earnings (loss) per share before extraordinary item       $      (0.15)  $       0.11      $       0.17   $       0.28
   Extraordinary loss, net of tax                                       -          (0.05)                -          (0.05)
                                                             ------------   ------------      ------------   ------------
   Earnings (loss) per share                                 $      (0.15)  $       0.06      $       0.17   $       0.23
                                                             ============   ============      ============   ============

Diluted Earnings (Loss) Per Share:
  Earnings (loss) per share before extraordinary item        $      (0.15)  $       0.11      $       0.17   $       0.28
  Extraordinary loss, net of tax                                        -          (0.05)                -          (0.05)
                                                             ------------   ------------      ------------   ------------
  Earnings (loss) per share                                  $      (0.15)  $       0.06      $       0.17   $       0.23
                                                             ============   ============      ============   ============

     New Accounting Pronouncements: In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued which requires that an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on September 1, 2000. The adoption of SFAS No. 133 resulted in recording the cumulative effect of the change in accounting principle for derivative and hedging activity in other comprehensive income of $0.2 million.

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The bulletin summarizes certain views of the SEC staff on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. The implementation of SAB 101 is required no later than the Company's fourth quarter of fiscal 2001. Adoption of SAB 101 is not expected to have a significant effect on our financial statements.

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

Note 3 - Comprehensive Income (Loss)

    The components of comprehensive income (loss) are as follows (in thousands):

                                                        Three Months Ended              Six Months Ended
                                                    ---------------------------    ----------------------------
                                                    February 28,    February 29,    February 28,    February 29,
                                                        2001            2000            2001            2000
                                                    ------------    ------------    ------------    ------------
Net earnings (loss)                                 $     (5,880)   $      2,372    $      6,882    $      8,861
Cumulative effect of change in accounting
  principle for derivatives and hedging
  activities, net of tax                                       -               -             168               -

Derivative instrument fair market
  value adjustment                                          (991)              -            (991)              -
Foreign currency translation adjustments                   1,934            (376            (161)          1,702
                                                    ------------    ------------    ------------    ------------
Comprehensive (loss) income                         $     (4,937)   $      1,996    $      5,898    $     10,563
                                                    ============    ============    ============    ============

Note 4 - Net Inventories

     Net inventories consisted of (in thousands):

                                     February 28,       August 31,
                                         2001              2000
                                     ------------       ----------
Raw material                         $    126,367       $   98,130
Work-in-progress                           29,967           38,185
Finished goods                             54,979           30,437
                                     ------------       ----------
Total inventories, gross                  211,313          166,752
Less: Inventory reserves                  (10,945)         (11,350)
                                     ------------       ----------
          Total inventories, net     $    200,368       $  155,402
                                     ============       ==========

Note 5 - Divestiture
--------------------

     On November 20, 2000, APW Ltd. completed the sale of its magnets business. The sale netted $1.7 million, which resulted in a net book loss of $2.7 million.

Note 6 - Acquisitions
---------------------

     On December 15, 2000, APW Ltd., through a wholly owned subsidiary, acquired certain assets and assumed certain liabilities of Industria Metalurgica Bagarolli Ltda. ("IMB") located in Campinas, Brazil. IMB specializes in the design and manufacture of large indoor and outdoor enclosure systems, as well as sub-assemblies and integration services, to the telecom and financial services industries in South America. The purchase price totaled $16.5 million, including fees and expenses, with future consideration of $5.0 million to $8.0 million, based on the attainment of targeted revenue and earnings before interest, taxes, depreciation and amortization levels. This acquisition was funded by borrowings under APW Ltd.'s revolving credit facility. This acquisition was accounted for using the purchase method and the results of operations of the acquired company are included in the unaudited condensed consolidated statements of earnings
(loss) from the acquisition date. Preliminary allocations of the purchase price resulted in approximately $12.1 million of goodwill, to be amortized over 20 years (consistent with APW acquisitions of this size and nature), and is subject to adjustment for any earn-out. Due to the immaterial impact of the transaction, pro forma financial information has not been presented for the transaction.

     On February 16, 2001, APW Ltd., through a wholly owned subsidiary, acquired the majority of the assets and assumed certain liabilities of the Mayville Metal Products Division ("Mayville") of Connell Limited Partnership. Mayville specializes in the design, manufacture and integration of large outdoor enclosures, primarily for the telecom industry. The purchase price consisted of:
1) $225.0 million in cash (funded by borrowings under APW Ltd.'s revolving credit facility); 2) 754,717 shares of APW Ltd. common stock, valued at approximately $25.0 million, subject to adjustment depending on Mayville's 2001 calendar year net sales; and (3) assumed liabilities of $17.1 million. With this acquisition, APW issued an aggregate of 1,509,434 shares of common stock of which 754,717 are contingently returnable. Such contingently returnable shares are not included in the aforementioned purchase price as of February 28, 2001 nor are the shares used to calculate earnings (loss) per share for the interim periods ended February 28, 2001. This acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired company are included in the unaudited condensed consolidated statements of earnings (loss) from the acquisition date. Preliminary allocations of the purchase price resulted in approximately $206.8 million of goodwill and other intangibles, to be amortized over periods not to exceed 40 years (consistent with APW acquisitions of this size and nature), and is subject to adjustment for any earn-out.

     The following unaudited pro forma data summarize the results of operations for the periods indicated as if the acquisition of Mayville had been completed on September 1, 2000 and September 1, 1999, respectively. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to cost of products sold, engineering, selling and administrative expenses, interest expense, depreciation, goodwill amortization, and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on September 1, 2000, and September 1, 1999 or that may be obtained in the future.

                                                           Six Months Ended
                                                    -----------------------------
                                                    February 28,     February 29,
                                                        2001             2000
                                                    ------------     ------------
Net sales                                           $768,836           $628,086

Net earnings before extra ordinary item             $  7,275           $  7,390

Net earnings                                        $  7,275           $  5,307

Basic earnings per share                            $   0.18           $   0.13

Diluted earnings per share                          $   0.17           $   0.13

Note 7 - Debt
-------------

     Borrowings under APW's revolving credit facility and outstanding commercial paper are classified as short-term borrowings at February 28, 2001 as APW was not in compliance with certain debt covenants. APW has received a waiver of the debt covenant violations through May 15, 2001 and anticipates completing negotiations of an amendment to the current Credit Facilities on or prior to May 15, 2001 (see Liquidity section of Management's Discussion and Analysis for further discussion). The current waiver agreement included a waiver fee, a modification in total availability under the revolving Credit Facility from its stated amount of $600.0 million to $530.0 million and an increase in the interest rate spread to base rate plus 75 basis points or offshore rate plus 225 basis points.

Note 8 - Accounts Receivable Financing
--------------------------------------

     On July 31, 2000, as part of the Distribution, APW assumed Applied Power's $150.0 million off-balance sheet receivables financing program. The Accounts Receivable Financing Facility was amended to decrease the amount available from $150.0 million to $80.0 million on April 4, 2001. This receivables facility is under negotiation for further amendment and is subject to renegotiation.

Note 9 - Contingencies and Litigation
-------------------------------------

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The following discussion of our financial condition and our results of operations should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and related notes thereto. Results of operations for the three and six months ended February 29, 2000 and cash flows for the six months ended February 29, 2000 have been established from the condensed consolidated financial statements of Applied Power using the historical results of our operations and historical basis of our assets and liabilities and the allocation methodology described under "Historical Allocations from Applied Power" below. We believe the assumptions underlying our financial statements are reasonable.

Overview

     APW Ltd. ("APW" or "the Company'), through its subsidiaries, is a leading global technically enabled manufacturing services provider, focused on the custom integrated electronic enclosure systems market. We have the capabilities to design and manufacture a comprehensive portfolio of electronic products, including enclosures (technical housings and external structure and often the skeleton of the product), power supplies, thermal management systems, backplanes (large complex circuit panels used mostly in telecommunication equipment) and cabling, either as individual subassemblies or as integrated custom systems. We provide a wide range of integrated design, manufacturing and logistics services to customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. Operating in over 50 locations throughout North America, South America, Europe and Asia, we provide our solutions and services to original equipment manufacturers, primarily in the communications (datacom and telecom), computing (enterprise hardware - large servers, large data storage, networking) and Internet (application service providers, Internet service providers and web hosting) markets. APW's customers include industry leaders such as Applied Materials, Cisco, Compaq, Cymer, EMC, Ericsson, Fujitsu, Hewlett-Packard, IBM, Lucent, Marconi, Motorola, NCR, Nokia, Nortel Networks and Sun Microsystems.

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

     On July 7, 2000, Applied Power's board of directors approved the Distribution. The Distribution occurred on July 31, 2000 with shareholders of Applied Power common stock as of the July 21, 2000 record date receiving one share of APW Ltd. common stock for every Applied Power share owned. APW Ltd. now trades separately on The New York Stock Exchange ("NYSE") under the ticker symbol "APW." Applied Power continues to trade on The NYSE, but has changed its ticker symbol to "ATU" and has subsequently changed its name to Actuant Corporation. Prior to the Distribution, APW was reorganized as a Bermuda company.

Historical Allocations from Applied Power

     Through July 31, 2000, Applied Power provided certain general and administrative services to APW including administration, finance, legal, tax, treasury, information systems, corporate communications and human resources. The cost for these services was allocated to us by Applied Power based upon a formula that considered sales, operating profit, assets and headcount. Management believes that the allocation of cost for these services was reasonable. Since August 1, 2000, APW has performed these general and administrative services using internal resources or purchased services.

     Applied Power's historical practice was to incur indebtedness for its consolidated businesses at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Accordingly, through July 31, 2000, APW's historical amounts include debt and related interest expense allocated from Applied Power based on the portion of Applied Power's investment in APW which was deemed to be debt. This allocation was based on a cash flow model which details the historical uses of debt proceeds by us and the deemed debt repayments by us based on free cash flow. Management believes that the allocation of corporate debt and related interest expense for all periods prior to July 31, 2000 was reasonable. In conjunction with the Distribution, the consolidated debt of Applied Power was realigned between APW and Applied Power. Through an additional investment by Applied Power on July 31, 2000, a certain portion of APW's allocated outstanding debt was retained by Applied Power.

     The above allocation methodologies followed in preparing the unaudited condensed consolidated statements of earnings for the three and six months ended February 29, 2000 and cash flows for the six months ended February 29, 2000 may not necessarily reflect our results of operations, cash flows, or financial position in the future, or what the results would have been had we been a separate, independent entity for all periods presented.

Recent Developments
-------------------

     On January 18, 2001, APW Ltd. entered into a definitive agreement to acquire the metal, plastics and tooling manufacturing assets of Lucent Technologies Inc.'s Global Provisioning Center located in Bydgoszcz, Poland. The acquisition will include approximately 215,000 square feet of manufacturing capacity. This transaction is subject to regulatory approvals and other closing conditions, and is expected to close by the end of fiscal year 2001.

     Borrowings under APW's revolving credit facility and outstanding commercial paper are classified as short-term borrowings at February 28, 2001 as APW was not in compliance with certain debt covenants. APW has received a waiver of the debt covenant violations through May 15, 2001 and anticipates completing negotiations of an amendment to the current Credit Facilities prior to May 15, 2001 (See Liquidity Section of Management's Discussion and Analysis for further discussion).

Acquisitions
------------

     On December 15, 2000, APW Ltd., through a wholly owned subsidiary, acquired certain assets and assumed certain liabilities of Industria Metalurgica Bagarolli Ltda. ("IMB") located in Campinas, Brazil. IMB specializes in the design and manufacture of large indoor and outdoor enclosure systems, as well as sub-assemblies and integration services, to the telecom and financial services industries in South America. The purchase price totaled $16.5 million, including fees and expenses, with future consideration of $5.0 million to $8.0 million, based on the attainment of targeted revenue and earnings before interest, taxes, depreciation and amortization levels. This acquisition was funded by borrowings under APW Ltd.'s revolving credit facility. This acquisition was accounted for using the purchase method and the results of operations of the acquired company are included in the unaudited condensed consolidated statements of earnings
(loss) from the acquisition date. Preliminary allocations of the purchase price resulted in approximately $12.1 million of goodwill, to be amortized over 20 years (consistent with APW acquisitions of this size and nature), and is subject to adjustment for any earn-out.

     On February 16, 2001, APW Ltd., through a wholly owned subsidiary, acquired the majority of the assets and assumed certain liabilities of the Mayville Metal Products Division ("Mayville") of Connell Limited Partnership. Mayville specializes in the design, manufacture and integration of large outdoor enclosures, primarily for the telecom industry. The purchase price consisted of:
1) $225.0 million in cash (funded by borrowings under APW Ltd.'s revolving credit facility); 2) 754,717 shares of APW Ltd. common stock, valued at approximately $25.0 million, subject to adjustment depending on Mayville's 2001 calendar year net sales; and 3) assumed liabilities of $17.1 million. With this acquisition, APW issued an aggregate of 1,509,434 shares of common stock of which 754,717 are contingently returnable. Such contingently returnable shares are not included in the aforementioned purchase price as of February 28, 2001 nor are the shares used to calculate earnings (loss) per share for the interim periods ended February 28, 2001. This acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired company are included in the unaudited condensed consolidated statements of earnings (loss) from the acquisition date. Preliminary allocations of the purchase price resulted in approximately $206.8 million of goodwill and other intangibles, to be amortized over periods not to exceed 40 years (consistent with APW acquisitions of this size and nature), and is subject to adjustment for any earn-out.

Results of Operations
---------------------

Unaudited Pro Forma Results of Operations

     In order to evaluate our underlying operating performance, unaudited pro forma financial information is presented below which depicts our results of operations assuming the Distribution and related transactions had been completed as of September 1, 1999, the beginning of fiscal 2000. Such unaudited pro forma financial information has not been adjusted for acquisitions consummated in fiscal 2001.

     This unaudited pro forma financial information has been prepared utilizing our historical unaudited consolidated financial statements. The unaudited pro forma information should be read in conjunction with the accompanying historical unaudited condensed consolidated financial statements and related notes thereto. The unaudited pro forma financial information does not purport to be indicative of our results in the future or what the results of operations would have been had we been a separate, independent entity during the periods shown.

(in millions)
                                                               As a percentage                                  As a percentage
                                                                 of Net Sales                                     of Net Sales
                                   Three Months Ended         Three Months Ended     Six Months Ended          Six Months Ended
                                        February                    February             February                  February
                                  -------------------------------------------------------------------------------------------------
                                  28, 2001   29, 2000         28, 2001   29, 2000   28, 2001    29, 2000        28, 2001  29, 2000
                                  -------------------------------------------------------------------------------------------------
Net sales                          $ 317.6    $ 277.1            100.0%     100.0%   $ 677.3     $ 566.2           100.0%    100.0%

Gross profit                          63.4       72.3             20.0%      26.1%     154.1       149.7            22.8%     26.4%

Engineering, selling and
 administrative expenses              57.3       45.9 (1)         18.0%      16.6%     113.3        94.2 (1)        16.7%     16.6%
Amortization of intangibles            6.4        6.0              2.0%       2.2%      12.4        11.8             1.8%      2.1%
Loss on sale of subsidiary               -          -              0.0%       0.0%       2.7           -             0.4%      0.0%

Operating earnings (loss)             (0.3)      20.4             (0.1)%      7.4%      25.7        43.7             3.8%      7.7%

Net financing costs                    7.3        6.9 (2)(3)       2.3%       2.5%      13.8        13.9 (2)(3)      2.0%      2.5%
Other expense, net                     0.8        0.8              0.3%       0.3%       1.0         1.4             0.1%      0.2%

Earnings (loss) before
 income tax expense (benefit)         (8.4)      12.7             (2.6)%      4.6%      10.9        28.4             1.6%      5.0%

Income tax expense (benefit)          (2.5)       3.8 (4)         (0.8)%      1.4%       4.0         8.5 (4)         0.6%      1.5%

Net earnings (loss)                   (5.9)       8.9 (5)         (1.9)%      3.2%       6.9        19.9 (5)         1.0%      3.5%

(1) Pro forma adjustments to engineering, selling and administrative expenses of $1.2 million for the three months ended February 29, 2000 and $2.3 million for the six months ended February 29, 2000 represents the incremental costs that would have been incurred by APW for general corporate expenses if the Distribution would have occurred on September 1, 1999, the beginning of fiscal 2000. For the three months ended February 29, 2000 and six months ended February 29, 2000, the aggregate total of Pro Forma general corporate expenses in these Pro Forma financial statements is $3.0 million and $6.0 million, respectively. Pro forma adjustment reflects the exclusion of APW's allocated portion of a one-time charge incurred by Applied Power associated with the Distribution.

(2) Pro forma adjustment reflects an adjustment to net financing costs based on the debt structure after the Distribution. The pro forma adjustment is a result of APW Ltd.'s lower anticipated indebtedness and lower financing costs as a result of the debt realignment.

(3) Pro forma adjustment represents the reversal of APW Ltd's allocated portion of net gain associated with the unwinding of interest rate swap agreements by Applied Power in conjunction with final debt repayments.

(4) Pro forma adjustment to income tax expense represents the anticipated lower effective tax rate of 30% that APW Ltd. will be subject to after its incorporation in Bermuda, as discussed in the Distribution.

(5) The pro forma adjustment represents the exclusion of the extraordinary loss on the early retirement of debt that was recorded during the three and six months ended February 29, 2000, which was incurred in anticipation of the transaction.

Three Months Ended February 28, 2001 Compared to Three Months Ended February 29, 2000

Net Sales

     Net sales for the three months ended February 28, 2001 (fiscal 2001 second quarter) grew to $317.6 million from $277.1 million in the three months ended February 29, 2000 (fiscal 2000 second quarter), an increase of 14.6% (18.3% excluding the negative impact of foreign currency translation). The net sales growth continues to be primarily driven by growth in our custom integrated systems, thermal management and electronic solutions product lines. Our fiscal 2001 second quarter sales growth was also influenced by the inclusion of acquisitions completed in the second and third quarters of fiscal 2000 and to a lesser extent, the second quarter fiscal 2001 acquisitions of IMB and Mayville. Excluding these acquisitions, net sales increased 9.6% in the fiscal 2001 second quarter (13.7% excluding the negative impact of foreign currency translation) when compared to sales in the fiscal 2000 second quarter.

Geographic Sales

     (In millions)                           Three Months Ended
                                        -----------------------------
                                        February 28,     February 29,
                                            2001             2000         Change
                                        ----------------------------------------
     Americas                           $      195.5     $      163.9      19.3%
     Europe and Asia                           122.1            113.2       7.8%
                                        ----------------------------------------
       Total                            $      317.6     $      277.1      14.6%
                                        ========================================

     Net sales in the Americas for the fiscal 2001 second quarter grew to $195.5 million from $163.9 million in the fiscal 2000 second quarter, an increase of 19.3%. The net sales growth continues to be primarily driven by growth in our custom integrated systems, thermal management and electronics solutions product lines. APW's fiscal 2001 second quarter sales growth was also influenced by the inclusion of the acquisitions of Metalade (completed in the second quarter of fiscal 2000), IMB (completed in early second quarter of fiscal 2001) and Mayville (completed late in the second quarter of fiscal 2001). Excluding these acquisition, APW's net sales increased 13.0% in the fiscal 2001 second quarter when compared to net sales in the fiscal 2000 second quarter.

     Net sales in Europe and Asia for the fiscal 2001 second quarter grew to $122.1 million from $113.2 million in the fiscal 2000 second quarter, an increase of 7.8%. The net sales growth continues to be primarily driven by growth in our custom integrated systems product line. APW's fiscal 2001 second quarter sales growth was influenced by the inclusion of the acquisition of Malcoe (completed in the third quarter of fiscal 2000). Excluding this acquisition, Europe and Asia net sales increased 4.7% in the fiscal 2001 second quarter when compared to net sales in the fiscal 2000 second quarter. Foreign currency translation and APW Ltd.'s exit of the high-volume personal computer business adversely impacted fiscal 2001 second quarter Europe and Asia net sales compared to fiscal 2000 second quarter. The appreciation of the U.S. dollar against the British Pound Sterling, the Euro and Danish Krone currencies adversely impacted translation of these currencies into U.S. dollars by $10.1 million. APW's decision to exit the high-volume personal-computer related business adversely impacted Europe and Asia net sales by approximately $11.0 million in fiscal 2001 second quarter. Excluding both the adverse impact of foreign currency translation and the exit of the high-volume personal computer business, Europe and Asia net sales grew 29.6% in second quarter fiscal 2001.

Gross Profit

     Gross profit for the fiscal 2001 second quarter decreased to $63.4 million from $72.3 million in the fiscal 2000 second quarter, a decrease of 12.3%. As a percentage of net sales, the fiscal 2001 second quarter gross profit was 20.0% compared to 26.1% in the fiscal 2000 second quarter. The decrease in gross profit as a percentage of net sales is primarily a result of a combination of factors: 1) under-absorption of costs resulting from the fall-off of volume from fiscal 2001 first quarter to fiscal 2001 second quarter and the scheduled start-up costs associated with new programs; 2) a change in mix with a sharp decline in higher-margin programs and increased level of lower-margin systems integration; and 3) the remaining deterioration was split between direct labor inefficiencies related to the sales decline from fiscal 2001 first quarter to fiscal 2001 second quarter and costs associated with severance. APW has undertaken a complete review of the business structure, facility utilization and employee productivity. This review of

APW's total cost structure will result in the implementation of targeted reductions in overhead and direct labor costs to more effectively align the manufacturing cost structure with APW's current sales volume.

Operating Expenses

     Operating expenses in the fiscal 2001 second quarter were $57.3 million compared to $46.9 million in the fiscal 2000 second quarter. As a percentage of net sales, operating expenses were 18.0% for the fiscal 2001 second quarter, compared to 16.9% for the fiscal 2000 second quarter. APW's operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. The increase in our fiscal 2001 operating expenses as a percentage of net sales is primarily the result of the additional operating expenses associated with the IMB and Mayville acquisitions as well as the sharp fall-off of sales volume from fiscal 2001 first quarter to fiscal 2001 second quarter. APW has undertaken a complete review of its organizational structure and headcount levels in light of APW's current demand levels. This review will result in the implementation of targeted reductions to more effectively align operating expenses with current sales volume.

     Operating expenses for the fiscal 2000 second quarter include an allocation of Applied Power's corporate general and administrative expenses based on estimated levels of effort devoted to us and our relative size compared to Applied Power's total revenues, operating profit, assets and employee headcount. We believe that the allocation of Applied Power's corporate general and administrative expense for the historical periods is reasonable. See "Historical Allocations from Applied Power" above for further discussion of operating expenses allocated to us from Applied Power.

     On a pro forma basis, fiscal 2001 second quarter expenses grew to $57.3 million from $45.9 million in fiscal 2000 second quarter, an increase of 24.8%. As a percentage of net sales, pro forma operating expenses increased to 18.0% in fiscal 2001 second quarter, compared to 16.6% in fiscal 2000 second quarter. Our fiscal 2001 second quarter increase in pro forma operating expenses as a percent of net sales is primarily the result of additional operating expenses associated with the IMB and Mayville acquisitions as well as the sharp fall-off of sales volume from fiscal 2001 first quarter to fiscal 2001 second quarter. APW has undertaken a complete review of its organizational structure and headcount levels in light of APW's current demand levels. This review will result in the implementation of targeted reductions to more effectively align operating expenses with current sales volume.

Amortization of Intangible Assets

     Amortization of intangible assets (amortization) in the fiscal 2001 second quarter was $6.4 million compared to $6.0 million in the fiscal 2000 second quarter. Amortization as a percentage of net sales decreased to 2.0% in the fiscal 2001 second quarter compared to 2.2% in the fiscal 2000 second quarter. The dollar increase in amortization was the result of the amortization of goodwill recorded for acquisitions made in the second and third quarters of fiscal 2000 and in the second quarter of fiscal 2001.

Operating Earnings (Loss)

     APW Ltd. incurred an operating loss of ($0.3) million in fiscal 2001 second quarter compared to operating earnings of $19.4 million in the fiscal 2000 second quarter. As a percentage of net sales, operating earnings (loss) were (0.1%) and 7.0% in the fiscal 2001 second quarter and the fiscal 2000 second quarter, respectively.

     APW Ltd. incurred an operating loss of ($0.3) million in fiscal 2001 second quarter compared to operating earnings of $20.4 million on a historical pro forma basis for the fiscal 2000 second quarter. As a percentage of net sales, operating earnings were (0.1%) and 7.4% in fiscal 2001 second quarter and fiscal 2000 second quarter, respectively.

Financing Costs

     Net financing costs in the fiscal 2001 second quarter decreased to $7.3 million from $10.0 million for the fiscal 2000 second quarter, a decrease of 27.0%. The decrease in our net financing costs is a result of the reduction in our outstanding indebtedness from the fiscal 2000 second quarter to the fiscal 2001 second quarter. See "Historical

Allocations from Applied Power" above for further discussion of net financing costs allocated to us from Applied Power for the fiscal 2000 second quarter.

     Net financing costs in fiscal 2001 second quarter increased to $7.3 million compared to $6.9 million in fiscal 2000 on a pro forma basis, an increase of 5.8%. The historical pro forma second quarter net financing costs were calculated using a 7.75% annual interest rate. This weighted average interest rate is generally representative of what APW was incurring on our debt portfolio historically.

Income Tax Expense (Benefit)

     The income tax (benefit) for the fiscal 2001 second quarter was ($2.5) million compared to income tax expense of $4.1 million for the fiscal 2000 second quarter. Our effective income tax rate was 29.7% for the fiscal 2001 second quarter, compared to 47.9% for the fiscal 2000 second quarter. The decrease in the effective tax rate for the fiscal 2001 second quarter compared to the fiscal 2000 second quarter is a result of the reorganization as a Bermuda Company. See "The Distribution" above for further discussion of the reorganization as a Bermuda Company.

     The goodwill and subsequent amortization expense recorded as a result of the majority of our acquisitions prior to the spin-off is non-deductible for tax purposes. The amortization of the intangibles associated with the Mayville acquisition will be tax deductible for income tax purposes. Effective income tax rates were higher than the statutory rate for the prior period presented primarily as a result of state income taxes and non-deductible amortization of goodwill, which was partially offset by net effects of foreign tax rates and credits.

     Pro forma income tax expense for the prior period represents the anticipated lower effective income tax rate of 30% on the higher pro forma pre-tax earnings that we expect to be subject to after the Distribution, debt realignment and reorganization in Bermuda.

Six Months Ended February 28, 2001 Compared to Six Months Ended February 29,
2000

Net Sales

     Net sales for the six months ended February 28, 2001 grew to $677.3 million from $566.2 million in the six months ended February 29, 2000, an increase of 19.6% (25.4% excluding the negative impact of foreign currency translation). The net sales growth continues to be primarily driven by growth in our custom integrated systems, thermal management and electronic solutions product lines. Our sales growth for the six months ended February 28, 2001 was also influenced by the inclusion of acquisitions completed in the second and third quarters of fiscal 2000 and second quarter of fiscal 2001. Excluding these acquisitions, net sales increased 14.4% for the six months ended February 28, 2001 (20.2% excluding the negative impact of foreign currency translation) when compared to sales for the six months ended February 29, 2000.

Geographic Sales

     (In millions)                                              Six Months Ended
                                                         -------------------------------
                                                         February 28,       February 29,
                                                             2001               2000           Change
                                                         ---------------------------------------------
     Americas                                            $      419.1       $      327.7         27.9%
     Europe and Asia                                            258.2              238.5          8.3%
                                                         ---------------------------------------------
        Total                                            $      677.3       $      566.2         19.6%
                                                         =============================================

     Net sales in the Americas for the six months ended February 28, 2001 grew to $419.1 million from $327.7 million in the six months ended February 29, 2000, an increase of 27.9%. The net sales growth continues to be primarily driven by growth in our custom integrated systems, thermal management and electronic solutions product lines. Our six months ended February 28, 2001 sales growth was also influenced by the inclusion of the aforementioned acquisitions completed in the second and third quarters of fiscal 2000 and second quarter of fiscal

2001. Excluding these acquisitions, net sales increased 21.2% in the six months ended February 28, 2001, when compared to net sales for the six months ended February 29, 2000.

     Net sales in Europe and Asia for the six months ended February 28, 2001, grew to $258.2 million from $238.5 million for the six months ended February 29, 2000, an increase of 8.3%. The net sales growth continues to be primarily driven by growth in our custom integrated systems product line. Our six months ended February 28, 2001 sales growth was influenced by the inclusion of the aforementioned acquisition completed in the third quarter of fiscal 2000. Excluding this acquisition, Europe and Asia net sales increased 5.0% in the six months ended February 28, 2001 when compared to net sales for the six months ended February 29, 2000. Foreign currency translation and APW's exit of the high-volume personal computer business adversely impacted the six months ended February 28, 2001 European net sales compared to the six months ended February 29, 2000. The appreciation of the U.S. dollar against the British Pound Sterling, the Euro and Danish Krone currencies adversely impacted translation of these currencies into U.S. dollars by $32.9 million. APW's decision to exit the high-volume personal-computer business adversely impacted Europe and Asia net sales by approximately $23.3 million for the six months ended February 28, 2001. Excluding both the adverse impact of foreign currency translation and the exit of the high-volume personal computer business, Europe and Asia net sales grew 35.7% in the six months ended February 28, 2001.

Gross Profit

     Gross profit for the six months ended February 28, 2001, grew to $154.1 million from $149.7 million for the six months ended February 29, 2000, an increase of 2.9%. As a percentage of net sales, the six months ended February 28, 2001 gross profit was 22.8% compared to 26.4% for the six months ended February 29, 2000. The decrease in gross profit as a percentage of net sales is primarily a result of a change in the composition of our total net sales from higher-margin programs to lower-margin programs as well as the under absorption of overhead costs associated with a steep decline in sales volume in the second quarter of fiscal 2001. APW has undertaken a complete review of its business structure, facility utilization and employee productivity. This review of APW's total cost structure will result in the implementation of targeted reductions in overhead and direct labor costs to more effectively align the manufacturing cost structure with sales volume.

Operating Expenses

     Operating expenses for the six months ended February 28, 2001, were $113.3 million compared to $94.0 million for the six months ended February 29, 2000. As a percentage of net sales, operating expenses were 16.7% for the six months ended February 28, 2001, compared to 16.6% for the six months ended February 29, 2000. The increase in our fiscal 2001 operating expenses as a percentage of net sales is primarily the result of the additional operating expenses associated with the IMB and Mayville acquisitions as well as the sharp fall-off of sales volume from fiscal 2001 first quarter to the fiscal 2001 second quarter. APW has undertaken a complete review of its organizational structure and headcount levels in light of APW's current demand levels. This review will result in the implementation of targeted reductions to more effectively align operating expenses with sales volume.

     Operating expenses for the six months ended February 29, 2000, include an allocation of Applied Power's corporate general and administrative expenses based on estimated levels of effort devoted to us and our relative size compared to Applied Power's total revenues, operating profit, assets and employee headcount. We believe that the allocation of Applied Power's corporate general and administrative expense for the historical periods is reasonable. See "Historical Allocations from Applied Power" above for further discussion of operating expenses allocated to us from Applied Power.

     On a pro forma basis, operating expenses for the six months ended February 28, 2001, grew to $113.3 million from $94.2 million in six months ended February 29, 2000, an increase of 20.3%. As a percentage of net sales, pro forma operating expenses increased marginally to 16.7% in the six months ended February 28, 2001, compared to 16.6% in the six months ended February 29, 2000. APW has undertaken a complete review of its organizational structure and headcount levels in light of APW's current demand levels. This review will result in the implementation of targeted reductions to more effectively align operating expenses with sales volume.

Amortization of Intangible Assets

     Amortization of intangible assets (amortization) in the six months ended February 28, 2001, was $12.4 million compared to $11.8 million for the six months ended February 29, 2000. Amortization as a percentage of net sales decreased to 1.8% in the six months ended February 28, 2001, compared to 2.1% for the six months ended February 29, 2000. The dollar increase in amortization was the result of the amortization of goodwill recorded for the aforementioned acquisitions made in the second and third quarters of fiscal 2000 and acquisitions completed in the second quarter of fiscal 2001.

Divestiture

     On November 20, 2000, APW Ltd. completed the sale of its magnets business. Total consideration from the transaction was a net $1.7 million, which resulted in a net book loss of $2.7 million.

Operating Earnings

     Operating earnings, excluding the one time loss on the sale of a subsidiary of $2.7 million, for the six months ended February 28, 2001, decreased to $28.4 million from $43.8 million for the six months ended February 29, 2000. As a percentage of net sales, excluding the one time loss on the sale of a subsidiary, operating earnings were 4.2% and 7.7% in the six months ended February 28, 2001, and February 29, 2000, respectively.

     APW's operating earnings, excluding the one time loss on the sale of a subsidiary of $2.7 million, for the six months ended February 28, 2001 declined to $28.4 million from $43.7 million on a pro forma basis for the six months ended February 29, 2000. As a percentage of net sales, operating earnings were 4.2% and 7.7% for the six months ended February 28, 2001 and February 29, 2000, respectively.

     APW has undertaken a complete review of the business structure, facility utilization and employee productivity. This review of APW's total cost structure will result in the implementation of targeted reductions in manufacturing overhead, direct labor and operating expenses to more effectively align the cost structure with sales volume and in turn increase operating earnings.

Financing Costs

     Net financing costs for the six months ended February 28, 2001, decreased to $13.8 million from $23.6 million for the six months ended February 29, 2000, a decrease of 41.6%. The decrease in our net financing costs is a result of the reduction in our outstanding indebtedness from the six months ended February 29, 2000, to the six months ended February 28, 2001. See "Historical Allocations from Applied Power" above for further discussion of net financing costs allocated to us from Applied Power for the fiscal 2000 first quarter.

     Net financing costs in the six months ended February 28, 2001, marginally decreased to $13.8 million compared to $13.9 million on a pro forma basis for the six months ended February 29, 2000. The historical pro forma six months ended February 29, 2000 net financing costs were calculated using a 7.75% annual interest rate. This weighted average interest rate is generally representative of what APW was incurring on our debt portfolio historically.

Income Tax Expense

     Income tax expense for the six months ended February 28, 2001, was $4.0 million compared to $8.0 million for the six months ended February 29, 2000. The decrease in expense is a result of the loss incurred during the three months ended February 28, 2001. Our effective income tax rate was 37.0% for the six months ended February 28, 2001, compared to 42.1% for the six months ended February 29, 2000. Excluding a $2.7 million book loss on the sale of a subsidiary, the effective income tax rate for the six months ended February 28, 2001 was 29.7%. The decrease in the effective tax rate in the six months ended February 28, 2001, compared to the six months ended February 29, 2000, is a result of the reorganization as a Bermuda Company. See "The Distribution" above for further discussion of the reorganization as a Bermuda Company.

     The goodwill and subsequent amortization expense recorded as a result of the majority of our acquisitions is non-deductible for tax purposes. The amortization of the intangibles associated with the Mayville acquisition will be tax deductible for income tax purposes. The effective income tax rate for the six month period ended February 29, 2000 was higher than the statutory rate for the same period primarily as a result of state income taxes and non-deductible amortization of goodwill, which was partially offset by net effects of foreign tax rates and credits.

     Pro forma income tax expense represents the anticipated lower effective income tax rate of 30% on the higher pro forma pre-tax earnings that we expect to be subject to after the Distribution, debt realignment and reorganization in Bermuda.

     We have agreed to indemnify Actuant against certain tax liabilities arising from the reorganization leading up to the Distribution. The reorganization, including the merger and our continuation as a Bermuda company, involve taxable transactions. Under a tax sharing agreement we entered into with Actuant, we will be responsible for federal and state income taxes resulting from the reorganization transactions. During November 2000, we made a $30.0 million payment to Actuant in relation to this agreement. As a result, we will bear the risk of any audit adjustments by the IRS or other taxing authorities challenging the reporting of the reorganization transactions.

Liquidity and Capital Resources

Cash Flows

     Cash and cash equivalents totaled $4.3 million at February 28, 2001 and $0.6 million at August 31, 2000.

     Net cash used in operations in the six months ended February 28, 2001, was $31.4 million compared to $7.3 million provided by operations for the six months ended February 29, 2000. The net use of cash in the six months ended February 28, 2001, was primarily due to a $30.0 million payment to Applied Power in relation to the tax indemnification related to the Distribution as well as increased working capital of $22.5 million and other tax payments totaling $10.1 million. The use of cash was offset by net cash earnings (net earnings plus depreciation, amortization and book loss on the sale of subsidiary) of $41.1 million.

     Net cash used in investing activities for the six months ended February 28, 2001 was $298.0 million compared to $28.6 million for the six months ended February 29, 2000. The net use of cash was driven by the acquisitions of IMB and Mayville (exclusive of stock consideration) totaling $241.5 million and capital expenditures of $57.8 million.

     Net cash provided by financing activities for the six months ended February 28, 2001 was $335.7 million compared to $6.2 million provided for the six months ended February 29, 2000. The net cash provided by financing activities primarily came from net borrowings on our Credit Facilities of $285.1 million and net commercial paper borrowings of $50.1 million.

Capitalization

     Debt as of February 28, 2001 totaled $569.3 million, an increase of approximately $333.0 million from August 31, 2000. The increase in debt was the result of the acquisitions of Mayville and IMB, the tax payment to Applied Power, and the financing of capital expenditures.

    To reduce the risk of interest rate increases, we periodically enter into interest rate swap agreements. Our current interest rate swap activity is limited to three agreements and is not significant.

Liquidity

     Historically, APW has met its cash needs through operations and borrowings under its credit facilities and off-balance sheet accounts receivables financing facility. The second quarter financial results initially breached certain financial covenants in these credit facilities agreements and we have received a temporary waiver from the lenders of these covenants through May 15, 2001. As a result, all borrowings under APW's revolving credit facilities, commercial paper and other financings are classified as current liabilities in the February 28, 2001 balance sheet. APW is currently in negotiations with its lenders to amend its current credit facilities on or prior to May 15, 2001. In connection with obtaining the temporary waivers, we have agreed to secure the Credit Facilities with certain of our U.S. and foreign assets. There can be no assurance concerning the rate or terms of the new credit facilities.

     As of the date of the filing of this Form 10-Q, APW had approximately $52.4 million available for borrowing under the terms granted through the waivers to the credit facilities of which approximately $17.3 million will service maturing short-term debt and the balance is available to meet operating requirements. Assuming the Credit Facilities and Accounts Receivables Financing Facility are successfully renegotiated as anticipated by management, APW believes that the availability under its Credit Facilities and other permitted borrowings plus additional funds generated from operations will be adequate to meet its operating debt service and capital expenditure requirements for the foreseeable future. It is likely that the revised Credit Facility will contain additional negative and affirmative covenants which will likely place restrictions on the Company's activities. If the negotiations for the credit facilities are not successfully resolved, APW will have to arrange either new financing and/or raise capital to meet its obligations. If the bank financing or alternative financing cannot be successfully negotiated, APW would not be able to meet its obligations. If we cannot successfully negotiate new credit arrangements, we would trigger a default under certain leases and other agreements with cross-default provisions.

     On July 31, 2000, as part of the Distribution, we assumed Applied Power's $150.0 million off-balance sheet receivables financing program. The Accounts Receivable Financing Facility was amended to decrease the amount available from $150.0 million to $80.0 million on April 4, 2001. This receivables facility is under negotiation for further amendment and is subject to renegotiation.

     On September 29, 2000, we filed a registration statement on Form S-3 with the Securities and Exchange Commission utilizing a "shelf" registration process. We may from time to time offer any combination of securities described in the registration statement in one or more offerings with a total initial offering price of up to $500.0 million. While there is no current intention, the Company is evaluating certain possible issuances and any net proceeds will be used to repay, in part, existing indebtedness, to finance capital expenditures and for general corporate purposes.

     We have not paid any cash dividends on our capital stock. We are prohibited under our bank credit facilities arrangements to pay any cash dividends. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends for the foreseeable future.

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

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered;
(iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. The implementation of SAB 101 is required no later than the Company's fourth quarter of fiscal 2001. Adoption of SAB 101 is not expected to have a significant effect on our financial statements.

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

Forward-looking Statements and Cautionary Factors

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as statements in other Company communications, which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions, market conditions in the computer, semiconductor, telecommunication, and electronic industries in North America, South America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive product and pricing pressures, foreign currency risk, interest rate risk, the Company's ability to access capital markets, successful negotiations with banks and other factors that may be referred to in APW Ltd.'s reports filed with the Securities and Exchange Commission from time to time.

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

     Interest Rate Risk - We periodically enter into interest rate swaps to stabilize financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, we contract with a counter party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. The effective portion of any gain or loss is reported as a component of other comprehensive income (loss) and the differential to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense. Gains relating to terminations of qualifying hedges are deferred and recognized in income at the same time as the underlying hedged transactions. A seventy-eight (10% of our weighted average interest rate) basis-point change in interest rates on average long-term borrowings would have impacted net interest expense by approximately $0.5 million and $1.3 million for the three and six months ended February 28, 2001, respectively.

     Commodity Prices - We are exposed to fluctuation in market prices for steel. Therefore, we have established a program for centralized negotiation of steel prices. This program allows APW to take advantage of economies of scale as well as to cap pricing. All business units are able to purchase steel under this arrangement. In general, the contracts lock steel pricing for 18 months and enable APW to pay less if market prices fall.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities

     On February 16, 2001, APW Ltd. issued 1,509,434 shares of its common stock, $0.01 par value, in a private placement transaction pursuant to Section 4(2) of the Securities Act and Regulation D thereunder. The shares of APW Ltd. common stock were issued to the Connell Limited Partnership in connection with APW Ltd.'s acquisition of the majority of the assets and assumption of certain liabilities of Mayville Metal Products (Mayville), a division of the Connell Limited Partnership. The shares issued are subject to adjustment requiring the issuance or return of 754,717 shares, upward or downward, depending upon Mayville's actual 2001 calendar year net sales performance.

Item 4 - Submissions of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on January 16, 2001 and the following proposals were voted on. The number of votes cast for, against, abstained and withheld for each proposal is set forth below:

(a)  Election of Directors - Class of 2001

                                  Share Votes For           Share Votes Withheld
                                  ---------------           --------------------
     Peter Douglas                   33,785,317                    260,099
     L. Dennis Kozlowski             33,492,616                    552,800
     Richard G. Sim                  33,759,803                    285,613

(b)  APW Ltd. 2001 Outside Directors' Stock Option Plan

     The APW Ltd. 2001 Outside Directors' Stock Options Plan was approved with 17,170,009 votes for, 13,354,363 against and 164,149 abstaining.

(c)  APW Ltd. 2001 Stock Option Plan

     The APW Ltd. 2001 Stock plan was approved with 17,169,610 votes for, 13,364,126 against and 154,785 abstaining.

(d)  Appointment of Independent Auditors

     The appointment of PricewaterhouseCoopers LLP as the independent auditors was approved with 33,932,891 for, 45,430 against and 67,095 abstaining.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Waiver letter under Credit Facility with the Royal Bank of Scotland dated April 6, 2001.

     10.2 Waiver letter under Multicurrency Credit Agreement with Bank of America, as agent, dated March 30, 2001.

     10.3 Waiver letter concerning the Accounts Receivable Purchasing Agreement from Societe Generale, as agent, dated April 4, 2001.

     10.4  APW Ltd. fiscal 2001 bonus plan.

(b)  Reports on Form 8-K

          On October 6, 2000, the Company filed a Current Report on Form 8-K dated September 26, 2000, reporting under Item 5 the Company's outlook for fiscal 2000 that was contained in a press release dated the same.

          On January 29, 2001, the Company filed a Current Report on Form 8-K dated January 23, 2001, reporting under Item 5 the Company's announcement that it had entered into a definitive agreement to acquire substantially all of the assets and operating liabilities of the Mayville Metal Products Division from Connell Limited Partnership.

          On February 21, 2001, the Company filed a Current Report on Form 8-K dated February 16, 2001, reporting under Item 2 the Company's announcement that along with a newly formed wholly owned subsidiary, APW Mayville, Inc. (the "Subsidiary"), a Wisconsin corporation, had entered into an Asset Purchase Agreement with Connell Limited Partnership (the "Seller"). Pursuant to which the Subsidiary acquired substantially all of the assets of Mayville Metal Products Division in exchange for (a) certain assumed operating liabilities of the Seller, (b) 1,509,434 shares of common stock of APW Ltd. (subject to adjustment) and (c) $225,000,000 in cash (subject to adjustment). Because of an ongoing Audit, it has been impractical to provide the required Item 7 Mayville Metal Products Division financial statements and APW Ltd. pro forma financial information. Appropriate financial statements and pro forma financial information are expected to be filed as soon as practicable as an amended 8-K/A, and in any event not later than April 20, 2001.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   APW Ltd.
                                   --------
                                   (Registrant)

Date: April 16, 2001               By: /s/ Michael S. Duffey
                                       ---------------------
                                   Michael S. Duffey
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Acting Principal Financial Officer
                                   and duly authorized to sign
                                   on behalf of the registrant)