Form 10-Q
period 2001-05-31
APW LTD
filed 2001-07-16
CIK 1111938

                                                                        DRAFT VI

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                                   Mark One
        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended May 31, 2001

                                      OR

        [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-15851

                                   APW Ltd.
                                   -------
            (Exact name of Registrant as specified in its charter)

                  Bermuda                              04-2576375
                  -------                              ----------
      (State or other jurisdiction of           (I.R.S. Employer Id. No.)
       incorporation or organization)



                                Clarendon House
                                2 Church Street
                                P.O. Box HM 666
                            Hamilton HM CX Bermuda


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

                            Yes  X          No
                                ---



The number of shares outstanding of the Registrant's Common Stock (including related Preferred Stock purchase rights) as of July 12, 2001 was 40,795,550.

                                   APW Ltd.
                                     INDEX



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Unaudited Condensed Consolidated Financial Statements

                Condensed Consolidated Statements of Operations -
                   Three and Nine Months Ended
                   May 31, 2001 and May 31, 2000.......................        3

                Condensed Consolidated Balance Sheets -
                   May 31, 2001 and August 31, 2000....................        4

                Condensed Consolidated Statements of Cash Flows -
                   Nine Months Ended May 31, 2001 and May 31, 2000.....        5

                Notes to Condensed Consolidated Financial Statements...        6

Item 2 - Management's Discussion and Analysis of Financial Condition
                and Results of Operations..............................       11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk....       19


PART II - OTHER INFORMATION

Item 2 - Changes in Securities.........................................       20

Item 6 - Exhibits and Reports on Form 8-K..............................       20

SIGNATURE..............................................................       20
---------

PART I  - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------


                                   APW Ltd.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (U.S. Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                                    May 31,                           May 31,
                                                        ------------------------------   --------------------------------
                                                             2001             2000             2001             2000
                                                        --------------   -------------   ---------------  ---------------
Net sales                                                $    300,208     $   319,798     $     977,494    $     886,014
Cost of products sold                                         268,408         237,060           791,574          653,577
                                                        --------------   -------------   ---------------  ---------------

       Gross profit                                            31,800          82,738           185,920          232,437

Engineering, selling and administrative expenses               67,187          50,933           180,452          142,792
Amortization of intangible assets                               7,581           6,002            20,022           17,844
Corporate reorganization expenses                                   -             641                 -            2,803
Loss on sale of subsidiary                                          -               -             2,667                -
Restructuring charges                                          12,484               -            12,484                -
                                                        --------------   -------------   ---------------  ---------------

       Operating earnings (loss)                              (55,452)         25,162           (29,705)          68,998

Financing costs                                                15,368          14,655            29,141           38,222
Other (income) expense, net                                       980            (395)            2,038              958
                                                        --------------   -------------   ---------------  ---------------

Earnings (loss) before income tax expense (benefit)           (71,800)         10,902           (60,884)          29,818

Income tax expense (benefit)                                  (17,059)          4,576           (13,025)          12,548
                                                        --------------   -------------   ---------------  ---------------

Earnings (loss) before extraordinary item                     (54,741)          6,326           (47,859)          17,270

Extraordinary loss on early retirement of debt, net of
       income tax benefit of $1,250                                 -               -                 -           (2,083)
                                                        --------------   -------------   ---------------  ---------------

Net earnings (loss)                                      $    (54,741)    $     6,326           (47,859)   $      15,187
                                                        ==============   =============   ===============  ===============

Basic and diluted earnings (loss) per share:
  Earnings (loss) per share before extraordinary item    $      (1.37)    $      0.16     $       (1.21)   $        0.44

  Extraordinary loss on early retirement of debt,
     net of income tax benefit                                      -               -                 -            (0.05)
                                                        --------------   -------------   ---------------  ---------------

  Earnings (loss) per share                              $      (1.37)    $      0.16     $       (1.21)   $        0.39
                                                        ==============   =============   ===============  ===============

Weighted average common and potential dilutive common
shares outstanding (000's)                                     40,038          39,094            39,551           39,045
                                                        ==============   =============   ===============  ===============

     See accompanying Notes to Condensed Consolidated Financial Statements

                                   APW Ltd.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (U.S. Dollars in thousands, except share and per share data)

                                                                                        May 31,              August 31,
                                                                                          2001                  2000
                                                                                     ---------------       ---------------
                                                                                      (Unaudited)
                                      ASSETS
                                      ------
Current assets:
        Cash and cash equivalents                                                    $        8,573        $          570
        Accounts receivable, net                                                            120,139               118,481
        Inventories, net                                                                    155,038               155,402
        Prepaid expenses                                                                     13,738                11,114
        Deferred income taxes                                                                22,112                12,035
                                                                                     ---------------       ---------------
                 Total current assets                                                       319,600               297,602


Property, plant and equipment                                                               502,145               359,007
        Less: Accumulated depreciation                                                     (238,599)             (181,975)
                                                                                     ---------------       ---------------
                 Net property, plant and equipment                                          263,546               177,032

Goodwill, net                                                                               855,107               673,060
Other intangible assets, net                                                                 28,535                 9,262
Other assets                                                                                 48,341                57,114
                                                                                     ---------------       ---------------

                 Total assets                                                        $    1,515,129        $    1,214,070
                                                                                     ===============       ===============


                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

Current liabilities:
        Short-term borrowings                                                        $        5,434        $            -
        Trade accounts payable                                                              129,596               149,877
        Accrued compensation and benefits                                                    29,199                31,174
        Income taxes payable (including amounts due to Actuant Corporation)                  28,681                71,073
        Other current liabilities                                                            41,910                40,113
                                                                                     ---------------       ---------------
                 Total current liabilities                                                  234,820               292,237

Long-term debt                                                                              616,377               236,370
Deferred income taxes                                                                         9,109                 9,580
Other liabilities (including amounts due to Actuant Corporation)                             50,651                49,504

Shareholders' equity:
         Common stock - $0.01 par value per share; authorized 250,000,000 shares; issued and outstanding, less contingent shares, 40,036,584
           and 39,204,150 shares, respectively (Note 7)                                         400                   392

        Share premium                                                                       669,585               638,409
        Retained earnings (accumulated deficit)                                             (43,547)                4,313
        Accumulated other comprehensive income (loss)                                       (22,266)              (16,735)
                                                                                     ---------------       ---------------
                  Total shareholders' equity                                                604,172               626,379
                                                                                     ---------------       ---------------

                  Total liabilities and shareholders' equity                         $    1,515,129        $    1,214,070
                                                                                     ===============       ===============

     See accompanying Notes to Condensed Consolidated Financial Statements

                                    APW Ltd.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. Dollars in thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                                  May 31,
                                                                                  ---------------------------------------
                                                                                         2001                  2000
                                                                                  ------------------    -----------------
Operating activities
--------------------

Net earnings (loss)                                                               $          (47,859)   $          15,187
Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
           Depreciation and amortization                                                      50,277               43,899
           Gain on sale of assets                                                               (311)                (284)
           Loss on sale of subsidiary                                                          2,667                    -
           Extraordinary loss on early retirement of debt                                          -                3,333
           (Benefit) provision for deferred income taxes                                     (10,478)                 959
           Restructuring charges                                                              12,484                    -
           Charge for the impairment of long-lived assets                                     15,537                    -
           Changes in operating assets and liabilities, excluding
               the effects of business acquisitions:
                    Accounts receivable                                                       30,684              (10,238)
                    Inventories                                                               13,898              (27,469)
                    Prepaid expenses and other assets                                         (1,718)              (3,363)
                    Trade accounts payable                                                   (27,381)              25,441
                    Income taxes                                                             (42,252)              (2,703)
                    Other liabilities                                                        (30,284)             (30,361)
                                                                                  ------------------    -----------------
     Net cash provided by (used in) operating activities                                     (34,736)              14,401


Investing activities
--------------------

Proceeds on the sale of property, plant and equipment                                          2,466                2,579
Additions to property, plant and equipment                                                   (80,926)             (28,479)
Net proceeds on the sale of subsidiary, net of cash sold                                       1,782                    -
Business acquisitions, net of cash acquired                                                 (241,546)             (11,298)
Other investing activities                                                                    (4,028)              (4,508)
                                                                                  ------------------    -----------------
     Net cash used in investing activities                                                  (322,252)             (41,706)


Financing activities
--------------------

Investments by Applied Power Inc., net, including
      debt allocations                                                                             -               24,032
Principal borrowings on long-term debt                                                       516,305                    -
Principal repayments on long-term debt                                                       (96,650)             (48,059)
Net repayments of commercial paper                                                           (29,252)                   -
Debt financing costs                                                                          (7,700)                   -
Accounts receivables financed (repayments)                                                   (18,912)               9,656
Proceeds from sale/leaseback financing                                                             -               26,144
Stock option exercises                                                                         1,405                    -
Other financing activities                                                                      (748)                   -
                                                                                  ------------------    -----------------
     Net cash provided by financing activities                                               364,448               11,773

Effect of exchange rate changes on cash                                                          543                  530
                                                                                  ------------------    -----------------

Net increase (decrease) in cash and cash equivalents                                           8,003              (15,002)

Cash and cash equivalents - beginning of period                                                  570               15,002
                                                                                  ------------------    -----------------

Cash and cash equivalents - end of period                                         $            8,573    $               -
                                                                                  ==================    =================


     See accompanying Notes to Condensed Consolidated Financial Statements

                                   APW Ltd.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business and Distribution Transaction
-------------------------------------------------------------

        APW Ltd. ("APW" or "the Company"), through its subsidiaries, is a leading global technically enabled manufacturing services company, focused on the custom integrated electronic enclosure systems market. The Company designs and manufactures a comprehensive portfolio of electronic products, including enclosures (technical housing and external structure and often the skeleton of the product), power supplies, thermal management systems, backplanes (large complex circuit panels used mostly in telecommunication equipment) and cabling, either as individual subassemblies or as custom integrated systems. APW also provides a wide range of integration services, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. The Company focuses on large infrastructure solutions, such as wireless base stations and switches, high-end server products and Internet server enclosures.

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

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

        Basis of Presentation: The accompanying unaudited condensed
        ---------------------
consolidated financial statements of APW and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all adjustments which are normal and recurring in nature necessary to present fairly the financial position of the Company at May 31, 2001, the results of operations for the three and nine months ended May 31, 2001 and 2000 and cash flows for the nine months ended May 31, 2001 and 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, in the Company's fiscal 2000 Annual Report on Form 10-K.

        The unaudited condensed consolidated statements of earnings for the three and nine months period ended May 31, 2000 and cash flows for the nine months ended May 31, 2000 assume that the Electronics businesses of Applied Power that were contributed to APW in connection with the Distribution were organized as a separate legal entity and therefore include amounts that Applied Power had allocated for providing certain general and administrative services to APW including administration, finance, legal, tax, treasury, information systems, corporate communications and human resources prior to the Distribution. The costs for these services have been allocated to APW by Applied Power, for the three and nine months ended May 31, 2000, based upon a formula that includes sales, operating profit, assets and headcount. Management of APW believes that the allocation of costs for these services was reasonable. The financial statements for the three and nine months ended May 31, 2001 reflect actual expenses that APW has incurred performing these general and administrative services using its own resources or purchased services.

        Applied Power's historical practice had been to incur indebtedness for its consolidated businesses at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and then to centrally manage various cash functions. Accordingly, for the three and nine months ended May 31, 2000, historical amounts of interest expense allocated to APW from Applied Power were based on the portion of Applied Power's investment in APW deemed to be debt. This allocation was based upon a cash flow model that detailed the historical uses of debt proceeds by APW and the deemed debt repayments by APW based on free cash flow. Management believes that the allocation of interest expense for the three and nine months ended May 31, 2000 was reasonable.

        The above allocation methodologies followed in preparing the unaudited condensed consolidated statements of earnings for the three and nine months ended May 31, 2000 and statement of cash flows for the nine months ended May 31, 2000 may not necessarily reflect the Company's results of operations, cash flows, or financial position in the future, or what the results would have been had APW been a separate, independent entity for all periods presented.

        Earnings (Loss) Per Share: For the three and nine months ended May 31,
        --------------------------
2000, basic and diluted weighted average shares used to calculate earnings per share for APW are the same as the historical Applied Power Inc. basic weighted average shares outstanding. Applied Power Inc. basic shares outstanding were used for the three and nine months ended May 31, 2000, which was prior to the Distribution, for the following reasons: (i) upon the Distribution, each shareholder of Applied Power Inc. common stock received an equivalent number of APW shares and (ii) there was no potentially issuable common stock of APW during the three and nine months ended May 31, 2000.

        Earnings (loss) per share for the three and nine months ended May 31, 2001 and 2000 is based on the following (in thousands, except earnings per share data):

                                                               Three Months Ended May 31,     Nine Months Ended May 31,
                                                             ------------------------------  ----------------------------
                                                                  2001            2000            2001          2000
                                                             -------------   --------------  -------------  -------------
Numerator:
    Earnings (loss) before extraordinary item                $     (54,741)  $        6,326  $     (47,859) $      17,270

    Extraordinary loss, net of tax                                       -                -              -         (2,083)
                                                             -------------   --------------  -------------  -------------

        Net earnings (loss)                                  $     (54,741)  $        6,326  $     (47,859) $      15,187
                                                             =============   ==============  =============  =============

Denominator:
    Weighted average common shares outstanding for
      Basic earnings per share                                      40,038           39,094         39,551         39,045
                                                             =============   ==============  =============  =============

Basic and Diluted Earnings (Loss) Per Share:
    Earnings (loss) per share before extraordinary item      $       (1.37)  $         0.16  $       (1.21) $        0.44

    Extraordinary loss, net of tax                                       -                -              -          (0.05)
                                                             -------------   --------------  -------------  -------------

    Earnings (loss) per share                                $       (1.37)  $         0.16  $       (1.21) $        0.39
                                                             =============   ==============  =============  =============

        When the Company reports positive net earnings, the diluted earnings per share calculation will include the impact of dilutive securities issued under the APW Ltd. 2001 Stock Option Plan, the APW Ltd. 2000 Stock Option Plan, the APW Ltd. 2000 Outside Directors Stock Option Plan and the stock options issued in connection with the Distribution that were converted to APW Ltd. options from those options issued under pre-existing Applied Power stock options plans. Options to purchase approximately 0.7 million and 1.5 million shares of common stock were outstanding for the three and nine months ended May 31, 2001, respectively, but were not included in the computation of diluted earnings
(loss) per share because they would be anti-dilutive due to the net loss in the three and nine months ended May 31, 2001.

        Warrants to purchase approximately 2.1 million shares of common stock were outstanding as of May 31, 2001, but were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive due to the net loss in the three and nine months ended May 31, 2001.

        New Accounting Pronouncements:  In June 1998, Statement of Financial
        ------------------------------
Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued which requires that an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on September 1, 2000.

        The Company enters into derivative contracts, primarily interest rate swap contracts, to protect the Company from the effect of an increase in interest rates. The Company designates its derivatives based upon the criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss due to a change in fair value is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. For a derivative designated as a hedge of a net investment in a foreign operation, the gain or loss is recorded as a component of other comprehensive income as part of the cumulative translation adjustment. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

        The adoption of SFAS No. 133 resulted in recording the cumulative effect of the change in accounting principle for derivative and hedging activity in other comprehensive income of $0.2 million.

         In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The bulletin summarizes certain views of the SEC staff on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. The implementation of SAB 101 is required no later than the Company's fourth quarter of fiscal 2001. Adoption of SAB 101 is not expected to have a significant effect on our financial statements.

         In October 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The statement replaces SFAS No. 125 and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." The statement also revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. Nevertheless, it continues most of SFAS No. 125's provisions without reconsideration. The statement is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 has not had a significant effect on the Company.

Note 3 - Restructuring and Other Non-recurring Charges
------------------------------------------------------

         In three month period ended May 31, 2001, APW recorded a pre-tax charge to earnings of $44.0 million as a result of the previously announced restructuring plan and other non-recurring charges. Costs incurred in connection with the restructuring plan to reduce the overall cost structure of the Company through employee reductions and strategic rationalization of manufacturing facilities totaled $12.5 million. Asset write-downs and other non-recurring charges totaled $31.5 million. Costs of $19.2 million are recorded as a component of cost of products sold and $12.3 million are recorded as a component of engineering, selling and administrative expenses in the Condensed Consolidated Statements of Operations.

         Restructuring costs of $5.6 million relate to the rationalization of four manufacturing facilities and $6.9 million relate to employee reductions of approximately 2,094 employees. The employee reductions impact both salaried and hourly employees. As of May 31, 2001, approximately 1,683 employee reductions have been completed, with the remainder to be substantially completed during the Company's fiscal fourth quarter ending August 31, 2001.

         Asset write-downs include $13.0 million of inventory, primarily related to third quarter customer program modifications resulting in excess components, $2.5 million of accounts receivable deemed uncollectable in the quarter and the impairment of $15.5 million of certain long-lived assets. The impairment of certain long-lived assets includes $5.7 million of equipment associated with facility rationalization and a $9.8 million investment, assumed through a prior acquisition, that became impaired during the three month period ending May 31, 2001.

The following table summarizes the activity with respect to restructuring charges in the third quarter of fiscal 2001 (in thousands, except employee and facilities data):

                                                           Severance                    Facilities              Total
                                                  ----------------------------  ---------------------------  ------------
                                                    Number of                    Number of
                                                    Employees       Reserve      Facilities      Reserve       Reserve
                                                  -------------- -------------  -------------  ------------  ------------
Total reserve balance at February 28, 2001                  -    $        -               -    $        -    $        -
Fiscal third quarter charges                            2,094         6,962               4         5,522        12,484
Less: Fiscal third quarter utilization                 (1,683)       (3,157)             (2)         (695)       (3,852)
                                                  -----------    ----------     -----------    ----------    ----------
Ending balance at May 31, 2001                            411    $    3,805               2    $    4,827    $    8,632
                                                  ===========    ==========     ===========    ==========    ==========

In connection with the amendment of the Company's credit facilities in the third quarter, the Company incurred $1.5 million of non-recurring fees, of which $0.7 million was recorded as an operating expense and $0.8 million was recorded as a financing cost.

Note 4 - Comprehensive Income (Loss)
------------------------------------

        The components of comprehensive income (loss) are as follows (in thousands):

                                                    Three Months Ended May 31,        Nine Months Ended May 31,
                                                  ------------------------------   ------------------------------
                                                       2001            2000             2001            2000
                                                  --------------  --------------   -------------   --------------
   Net earnings (loss)                            $      (54,741)  $       6,326   $     (47,859)   $      15,187

   Cumulative effect of change in accounting
    principle for derivatives and hedging
    activities, net of tax                                     -               -             168                -

   Derivative instrument  fair market
    value adjustment                                          75               -            (916)               -

   Foreign currency translation adjustments               (4,622)         (8,514)         (4,783)          (6,812)
                                                  --------------   -------------   -------------    -------------
   Comprehensive (loss) income                    $      (59,288)  $      (2,188)  $     (53,390)   $       8,375
                                                  ==============   =============   =============    =============

Note 5 - Net Inventories
------------------------

        Net inventories consisted of (in thousands):

                                           May 31,         August 31,
                                            2001              2000
                                       ----------------  ---------------

   Raw material                        $      98,332      $     98,130
   Work-in-progress                           34,829            38,185
   Finished goods                             44,459            30,437
                                       ----------------  ---------------
   Total inventories, gross                  177,620           166,752
   Less: Inventory reserves                  (22,582)          (11,350)
                                       ---------------- ----------------
              Total inventories, net   $     155,038     $     155,402
                                       ================ ================

Note 6 - Divestiture
--------------------

         On November 20, 2000, APW Ltd. completed the sale of a subsidiary for a net $1.7 million, which resulted in a net book loss of $2.7 million.

Note 7 - Acquisitions
---------------------

         On December 15, 2000, APW Ltd., through a wholly owned subsidiary, acquired certain assets and assumed certain liabilities of Industria Metalurgica Bagarolli Ltda. ("IMB") located in Campinas, Brazil. IMB specializes in the design and manufacture of large indoor and outdoor enclosure systems, as well as sub-assemblies and integration services, to the telecom and financial services industries in South America. The purchase price totaled $19.0 million ($2.5 million paid during the three months ended May 31, 2001), including fees and expenses, with future consideration of $2.5 million to $5.5 million, based on the attainment of targeted revenue and earnings before interest, taxes, depreciation and amortization levels. This acquisition was funded by borrowings under APW Ltd.'s revolving credit facility. This acquisition was accounted for using the purchase method and the results of operations of the acquired company are included in the unaudited condensed consolidated statements of operations from the acquisition date. Preliminary allocations of the purchase price resulted in approximately $12.1 million of goodwill, to be amortized over 20 years (consistent with APW acquisitions of this size and nature), and is subject to adjustment for any earn-out. Due to the immaterial impact of the transaction, pro forma financial information has not been presented.

         On February 16, 2001, APW Ltd., through a wholly owned subsidiary, acquired the majority of the assets and assumed certain liabilities of the Mayville Metal Products Division ("Mayville") of Connell Limited Partnership. Mayville specializes in the design, manufacture and integration of large outdoor enclosures, primarily for the telecom industry. The purchase price consisted of:
1) $225.0 million in cash (funded by borrowings under APW Ltd.'s revolving credit facility); 2) 754,717 shares of APW Ltd. common stock, valued at approximately $25.0 million, subject to adjustment depending on Mayville's 2001 calendar year net sales; and (3) assumed liabilities of $17.1 million. With this acquisition, APW issued an aggregate of 1,509,434 shares of common stock of which 754,717 are contingently returnable. The contingently returnable shares are not included in the aforementioned purchase price as of May 31, 2001 nor are those shares used to calculate loss per share for the interim periods ended May 31, 2001. This acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired company are included in the unaudited condensed consolidated statements of operations from the acquisition date. Preliminary allocations of the purchase price resulted in approximately $208.8 million of goodwill and other intangibles, to be amortized over periods not to exceed 40 years (consistent with APW acquisitions of this size and nature), and are subject to adjustment for any earn-out.

         The following unaudited pro forma data summarize the results of operations for the periods indicated as if the acquisition of Mayville had been completed on September 1, 2000 and 1999, respectively. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to cost of products sold, engineering, selling and administrative expenses, interest expense, depreciation, amortization, and income taxes. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on September 1, 2000 and 1999 or that may be obtained in the future:

                                                              (in millions, except per share
                                                                           data)
                                                                     Nine Months Ended
                                                             May 31, 2001        May 31, 2000
                                                             ---------------    ----------------
         Net sales                                           $      1,056.8      $        988.2
         Net income (loss) before extraordinary item                  (50.1)               11.8
         Net earnings (loss)                                          (50.1)                9.7

         Basic earnings (loss) per share                     $        (1.27)     $         0.25
         Diluted earnings (loss) per share                   $        (1.27)     $         0.25

Note 8 -- Financing
-------------------

         On May 15, 2001, APW Ltd. amended its credit facilities, including its Multicurrency Credit Agreement and U.K. Facility Agreement. The amended Multicurrency Credit Agreement continues with its original expiration date of July 31, 2003. The amendment resulted in increased interest spreads, new financial covenant tests, the pledging of substantially all the Company's and its subsidiaries' assets as collateral under the credit facilities and the issuance of common stock warrants of 5% of the common stock outstanding on May 15, 2001 (See Note 9 - Warrants). Of which, the Company has the ability to cancel 50% of the warrants through designated debt reduction by August 31, 2002. The amended Multicurrency Credit Agreement has a facility limit of $570.0 million, of which $35.9 million was available as of May 31, 2001. This facility is used to finance working capital, capital expenditures and other general corporate requirements. Under the amended Multicurrency Credit Agreement, the Company can borrow at a floating rate of LIBOR plus 2.375% to 3.500% annually, depending upon the Company's then total amount of borrowings and other outstanding commitments. As of May 31, 2001, based upon the Company's current total borrowings, the interest rate is 3.5% above LIBOR. A non-use fee computed at the rate of 0.500% is payable quarterly on the average unused portion under the amended Multicurrency Credit Agreement. This amended Multicurrency Credit Agreement contains restrictions concerning permitted investments, permitted liens on assets and the sale of assets. As of May 31, 2001, the Company was in compliance with all covenants.

         The amended U.K. Facility Agreement, providing for 52.2 million British Pounds Sterling in borrowings, is also used by the Company to finance working capital, capital expenditures and other general corporate purposes. This amended agreement expires on July 31, 2003. As of May 31, 2001 $11.4 million was available for borrowing. Similar to the amended Multicurrency Credit Agreement, the amended U.K. Facility Agreement includes restrictions concerning investments, liens on assets and sale of assets. As of May 31, 2001, the Company was in compliance with its covenants under this agreement.

         During the fiscal 2001 third quarter, the Company ceased issuing commercial paper and commenced the redemption of all outstanding commercial paper on the original maturity dates. As of May 31, 2001, the Company had $5.2 million in outstanding commercial paper, all of which matures in the fiscal 2001 fourth quarter and as such, was classified as short-term debt. As of the date of this filing, the Company has redeemed all outstanding commercial paper.

Note 9 - Warrants
-----------------

         On May 15, 2001, the Company issued warrants to purchase a total of 2.1 million shares of the Company's common stock to various lenders in connection with the signing of the amended Multicurrency Credit Facilities (See Note 8 - Financing). The warrants are exercisable at any time during the period from September 1, 2002 through May 15, 2006, at an exercise price of $8.40 per share, although under certain limited circumstances the exercise date may be accelerated. The issuance of warrants did not generate any proceeds and no underwriter was involved in the issuance of warrants. The Company has the ability to cancel 50% of the warrants through designated debt reduction by August 31, 2002.

 Note 10 - Accounts Receivable Financing
 ---------------------------------------

         As part of the Distribution (See Note 1 - Description of Business and Distribution Transaction), APW assumed Applied Power's $150.0 million off-balance sheet receivables financing program. On April 4, 2001 The Accounts Receivable Financing Facility (receivables facility) was amended to decrease the amount available from $150.0 million to $80.0 million. The receivables facility was further amended on May 15, 2001 to extend the agreement to May 14, 2002. All other substantive terms of the amended agreement remained the same. At May 31, 2001, $60.0 million of receivable interests were sold under this facility.


Note 11 - Contingencies and Litigation
--------------------------------------

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         The following discussion of our financial condition and our results of operations should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and related notes thereto. Results of operations for the three and nine months ended May 31, 2000 and cash flows for the nine months ended May 31, 2000 have been established from the condensed consolidated financial statements of Applied Power using the historical results of our operations and historical basis of our assets and liabilities and the allocation methodology described under "Historical Allocations from Applied Power" below. We believe the assumptions underlying our financial statements are reasonable.

Overview

         APW Ltd. ("APW" or "the Company'), through its subsidiaries, is a leading global technically enabled manufacturing services provider, focused on the custom integrated electronic enclosure systems market. We have the capabilities to design and manufacture a comprehensive portfolio of electronic products, including enclosures (technical housings and external structure and often the skeleton of the product), power supplies, thermal management systems, backplanes (large complex circuit panels used mostly in telecommunication equipment) and cabling, either as individual subassemblies or as integrated custom systems. We provide a wide range of integrated design, manufacturing and logistics services to customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. Operating in over 45 locations throughout North America, South America, Europe and Asia, we provide our solutions and services to original equipment manufacturers, primarily in the communications (datacom and telecom), computing (enterprise hardware - large servers, large data storage, networking) and Internet (application service providers, Internet service providers and web hosting) markets. APW's customers include industry leaders such as Applied Materials, Cisco, Compaq, Cymer, EMC, Ericsson, Fujitsu, Hewlett-Packard, IBM, Lucent, Marconi, Motorola, NCR, Nokia, Nortel Networks and Sun Microsystems.

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

Historical Allocations from Applied Power

         Through July 31, 2000, Applied Power provided certain general and administrative services to APW including administration, finance, legal, tax, treasury, information systems, corporate communications and human resources. The cost for these services was allocated to APW by Applied Power based upon a formula that considered sales, operating profit, assets and headcount. Management believes that the allocation of cost for these services was reasonable. Since August 1, 2000, APW has performed these general and administrative services using internal resources or purchased services.

         Applied Power's historical practice was to incur indebtedness for its consolidated businesses at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Accordingly, through July 31, 2000, APW's historical amounts include debt and related interest expense allocated from Applied Power based on the portion of Applied Power's investment in APW which was deemed to be debt. This allocation was based on a cash flow model which details the historical uses of debt proceeds by APW and the deemed debt repayments by APW based on free cash flow. Management believes that the allocation of corporate debt and related interest expense for all periods prior to July 31, 2000 was reasonable. In conjunction with the Distribution, the consolidated debt of Applied Power was realigned between APW and Applied Power. Through an additional investment by Applied Power on July 31, 2000, a certain portion of APW's allocated outstanding debt was retained by Applied Power.

         The above allocation methodologies followed in preparing the unaudited condensed consolidated statements of earnings for the three and nine months ended May 31, 2000 and cash flows for the nine months ended May 31, 2000 may not necessarily reflect APW's results of operations, cash flows, or financial position in the future, or what the results would have been had APW been a separate, independent entity for all periods presented.

Acquisitions
------------

         On December 15, 2000, APW Ltd., through a wholly owned subsidiary, acquired certain assets and assumed certain liabilities of Industria Metalurgica Bagarolli Ltda. ("IMB") located in Campinas, Brazil. IMB specializes in the design and manufacture of large indoor and outdoor enclosure systems, as well as sub-assemblies and integration services, to the telecom and financial services industries in South America. The purchase price totaled $19.0 million ($2.5 million paid during the three months ended May 31, 2001), including fees and expenses, with future consideration of $2.5 million to $5.5 million, based on the attainment of targeted revenue and earnings before interest, taxes, depreciation and amortization levels. This acquisition was funded by borrowings under APW Ltd.'s revolving credit facility. This acquisition was accounted for using the purchase method and the results of operations of the acquired company are included in the unaudited condensed consolidated statements of operations from the acquisition date. Preliminary allocations of the purchase price resulted in approximately $12.1 million of goodwill, to be amortized over 20 years (consistent with APW acquisitions of this size and nature), and is subject to adjustment for any earn-out.

         On February 16, 2001, APW Ltd., through a wholly owned subsidiary, acquired the majority of the assets and assumed certain liabilities of the Mayville Metal Products Division ("Mayville") of Connell Limited Partnership. Mayville specializes in the design, manufacture and integration of large outdoor enclosures, primarily for the telecom industry. The purchase price consisted of:
1) $225.0 million in cash (funded by borrowings under APW Ltd.'s revolving credit facility); 2) 754,717 shares of APW Ltd. common stock, valued at approximately $25.0 million, subject to adjustment depending on Mayville's 2001 calendar year net sales; and (3) assumed liabilities of $17.1 million. With this acquisition, APW issued an aggregate of 1,509,434 shares of common stock of which 754,717 are contingently returnable. The contingently returnable shares are not included in the aforementioned purchase price as of May 31, 2001 nor are those shares used to calculate loss per share for the interim periods ended May 31, 2001. This acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired company are included in the unaudited condensed consolidated statements of operations from the acquisition date. Preliminary allocations of the purchase price resulted in approximately $208.8 million of goodwill and other intangibles, to be amortized over periods not to exceed 40 years (consistent with APW acquisitions of this size and nature), and are subject to adjustment for any earn-out.

Results of Operations
---------------------

Unaudited Pro Forma Results of Operations

         In order to evaluate our underlying operating performance, unaudited pro forma financial information for the three and nine months ended May 31, 2000, is presented below which depicts our results of operations assuming the Distribution and related transactions had been completed as of September 1, 1999, the beginning of fiscal 2000. Unaudited pro forma financial information for the three and nine months ended May 31, 2001, is presented below excluding restructuring and other non-recurring items. The unaudited pro forma financial information includes the results of acquisitions consummated in fiscal 2001 since the dates of acquisition.

         This unaudited pro forma financial information has been prepared utilizing our historical unaudited consolidated financial statements. The unaudited pro forma information should be read in conjunction with the accompanying historical unaudited condensed consolidated financial statements and related notes thereto. The unaudited pro forma financial information does not purport to be indicative of our results in the future or what the results of operations would have been had APW been a separate, independent entity during the periods shown (in millions):

                                                       As a percentage                              As a percentage
                                                         of Net Sales                                of Net Sales
                                 Three Months Ended   Three Months Ended     Nine Months Ended     Nine Months Ended
                                      May 31,              May 31,                May 31,               May 31,
                                 ----------------------------------------   -----------------------------------------
                                 2001(1)    2000(3)    2001      2000       2001(1)(2)  2000(3)     2001      2000
                                 ----------------------------------------   -----------------------------------------
Net sales                        $ 300.2   $ 319.8    100.0%     100.0%     $ 977.5     $ 886.0    100.0%    100.0%

Gross profit                        51.0      82.7     17.0%      25.9%       205.1       232.4     21.0%     26.2%

Engineering, selling and
  administrative expenses           54.2      51.8     18.1%      16.2%       167.4       146.0     17.1%     16.5%
Amortization of intangibles          7.6       6.0      2.5%       1.9%        20.0        17.8      2.0%      2.0%

Operating earnings (loss)          (10.8)     24.9     (3.6%)      7.8%        17.7        68.6      1.8%      7.7%

Net financing costs                 14.5       6.6      4.8%       2.1%        28.3        20.5      2.9%      2.3%
Other expense (income), net          1.0      (0.4)     0.3%      (0.1%)        2.1         1.0      0.2%      0.1%

Earnings (loss) before
  income tax expense (benefit)     (26.3)     18.7     (8.8%)      5.8%       (12.7)       47.1     (1.3%)     5.3%

Income tax expense (benefit)        (7.8)      5.6     (2.6%)      1.8%        (3.8)       14.1     (0.4%)     1.6%

Net earnings (loss)                (18.5)     13.1     (6.2%)      4.1%        (8.9)       33.0     (0.9%)     3.7%


(1) Pro forma adjustments to exclude non-recurring items in the three months ended May 31, 2001 are: (i) $12.5 million restructuring charge for severance, lease exit and dilapidation costs; (ii) $31.5 million charge for other non-recurring items related to the restructuring, asset write-downs and asset impairments; and (iii) $1.5 million of fees incurred as a result of amending the Company's credit facilities.
(2) Pro forma adjustments exclude a non-recurring $2.7 million net book loss related to the sale of a subsidiary in the nine months ended May 31, 2001.
(3) Pro forma adjustments to three and nine months ended May 31, 2000 are: (i) adjustments to include $3.0 million of general corporate expenses per quarter; (ii) adjustments to exclude corporate reorganization expenses allocated from Applied Power Inc. relating to the spin-off transaction;
     (iii) adjustments to net financing costs based on the debt structure of the company after the spin-off from Applied Power Inc. and the reversal of APW Ltd.'s portion of net gain associated with the unwinding of interest rate swap agreements by Applied Power Inc. in conjunction with final debt repayments; (iv) adjustments to income tax expense to reflect an estimated 30% tax rate APW Ltd. is subject to after its incorporation in Bermuda; and
     (v) the exclusion of the extraordinary loss on the early retirement of debt which was incurred in anticipation of the Distribution.

Three Months Ended May 31, 2001 Compared to Three Months Ended May 31, 2000

Net Sales

Net sales for the three months ended May 31, 2001 (fiscal 2001 third quarter) decreased to $300.2 million from $319.8 million in the three months ended May 31, 2000 (fiscal 2000 third quarter), a decrease of 6.1% (3.4% excluding the negative impact of foreign currency translation). A broad based slow down in the technology sector has resulted in reduced demand for some of our customers products and in turn has negatively impacted demand those customers have for our products and services. This negative impact on sales is partially offset by the Company's diverse customer base as evidenced by the fact that the net sales to the Company's top 10 customers only account for 41.8% of the Company's total net sales for the fiscal 2001 third quarter. Our fiscal 2001 third quarter net sales decrease was partially offset by the inclusion of the second quarter fiscal 2001 acquisitions of IMB and Mayville.

Geographic Sales

         (In millions)                       Three Months Ended
                                        -------------------------
                                           May 31,     May 31,
                                            2001         2000      Change
                                        -----------------------------------
         Americas                         $ 180.5       $ 189.6    (4.8%)
         Europe and Asia                    119.7         130.2    (8.1%)
                                        -----------------------------------
              Total                       $ 300.2       $ 319.8    (6.1%)
                                        ===================================

         Net sales in the Americas for the fiscal 2001 third quarter decreased to $180.5 million from $189.6 million in the fiscal 2000 third quarter, a decrease of 4.8%. APW's fiscal 2001 third quarter sales decrease was mitigated by the inclusion of the acquisitions of IMB (completed in early second quarter of fiscal 2001) and Mayville (completed late in the second quarter of fiscal
2001).

         Net sales in Europe and Asia for the fiscal 2001 third quarter decreased to $119.7 million from $130.2 million in the fiscal 2000 third quarter, a decrease of 8.1%. Foreign currency translation and APW Ltd.'s exit of the high-volume personal computer business adversely impacted fiscal 2001 third quarter Europe and Asia net sales compared to fiscal 2000 third quarter. The appreciation of the U.S. dollar against the British Pound Sterling, the Euro and Danish Krone currencies adversely impacted translation of these currencies into U.S. dollars by $8.6 million. APW's decision to exit the high-volume personal-computer related business adversely impacted Europe and Asia net sales by approximately $9.7 million in fiscal 2001 third quarter. Excluding both the adverse impact of foreign currency translation and the exit of the high-volume personal computer business, Europe and Asia net sales grew 6.6% in third quarter fiscal 2001.

Gross Profit

         Gross profit for the fiscal 2001 third quarter decreased to $31.8 million from $82.7 million in the fiscal 2000 third quarter, a decrease of 61.5%. As a percentage of net sales, the fiscal 2001 third quarter gross profit was 10.6% compared to 25.9% in the fiscal 2000 third quarter. The decrease in gross profit as a percentage of net sales is primarily a result of a combination of factors: 1) $13.0 million of non-recurring inventory write-offs primarily related to third quarter customer program modifications resulting in excess components; 2) $6.2 million of non-recurring costs related to the restructuring (primarily equipment write-offs); 3) under-absorption of costs resulting from reduced sales volume and the scheduled start-up costs associated with new programs; and 4) a change in sales mix with a decline in higher-margin programs and an increased level of lower-margin systems integration.

         On a pro forma basis, excluding the aforementioned restructuring and other non-recurring charges, gross profit for the fiscal 2001 third quarter decreased to $51.0 million from $82.7 million in fiscal 2000 third quarter. The decrease in gross profit as a percentage of net sales is primarily a result of under-absorption of costs resulting from reduced sales volume, the scheduled start-up costs associated with new programs, and a change in sales mix with a decline in higher-margin programs and an increased level of lower-margin systems integration.

Operating Expenses

         Operating expenses in the fiscal 2001 third quarter were $67.2 million compared to $50.9 million in the fiscal 2000 third quarter. As a percentage of net sales, operating expenses were 22.4% for the fiscal 2001 third quarter compared to 15.9% for the fiscal 2000 third quarter. APW's operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. The increase in operating expenses as a percentage of net sales is primarily a result of a combination of factors: 1) $2.5 million of non-recurring accounts receivable write-offs deemed uncollectable in the fiscal 2001 third quarter; 2) $9.8 million non-recurring write-off of an investment assumed through a prior acquisition; 3) $0.7 million of non-recurring charges related to the amendment of the credit facilities completed on May 15, 2001; 4) under-absorption of costs resulting from reduced sales volume; and 5) additional operating expenses associated with the IMB and Mayville acquisitions completed in fiscal 2001 second quarter.

         Operating expenses for the fiscal 2000 third quarter include an allocation of Applied Power's corporate general and administrative expenses based on estimated levels of effort devoted to APW and APW's relative size compared to Applied Power's total revenues, operating profit, assets and employee headcount. Management believes that the allocation of Applied Power's corporate general and administrative expense for the historical periods is reasonable. See "Historical Allocations from Applied Power" above for further discussion of operating expenses allocated to APW from Applied Power.

         On a pro forma basis, fiscal 2001 third quarter expenses grew modestly to $54.2 million from $51.8 million in fiscal 2000 third quarter. As a percentage of net sales, pro forma operating expenses increased to 18.1% in fiscal 2001 third quarter, compared to 16.2% in fiscal 2000 third quarter. The increase in pro forma operating expenses as a percentage of net sales is primarily due to the reduction in sales volume. The dollar increase in operating expenses is primarily related to the additional operating expenses associated with the IMB and Mayville acquisitions completed in fiscal 2001 second quarter.

Amortization of Intangible Assets

         Amortization of intangible assets (amortization) in the fiscal 2001 third quarter was $7.6 million compared to $6.0 million in the fiscal 2000 third quarter. Amortization as a percentage of net sales increased to 2.5% in the fiscal 2001 third quarter compared to 1.9% in the fiscal 2000 third quarter. The increase in amortization was the result of the amortization of goodwill recorded for acquisitions made in the third quarter of fiscal 2000 and in the second quarter of fiscal 2001.

Restructuring

         In connection with the previously announced restructuring plan to reduce the overall cost structure of the Company, APW, through employee reductions and strategic rationalization of manufacturing facilities, recorded a pre-tax restructuring charge to earnings of $12.5 million during the three months ended May 31, 2001.

         Restructuring costs of $5.6 million relate to the rationalization of four manufacturing facilities and $6.9 million relate to employee reductions of approximately 2,094 employees. The employee reductions impact both salaried and hourly employees. As of May 31, 2001, approximately 1,683 reductions have been completed, with the remainder to be substantially completed during the Company's fiscal fourth quarter ending August 31, 2001.

Operating Earnings (Loss)

         APW Ltd. incurred an operating loss of $55.5 million in the fiscal 2001 third quarter compared to operating earnings of $25.2 million in the fiscal 2000 third quarter.

         On a pro forma basis, APW Ltd. incurred an operating loss of $10.8 million in the fiscal 2001 third quarter compared to operating earnings of $24.9 million on a historical pro forma basis for the fiscal 2000 third quarter.

Financing Costs

         Net financing costs in the fiscal 2001 third quarter increased to $15.4 million from $14.7 million for the fiscal 2000 third quarter. Included in financing costs for the fiscal 2001 third quarter is $0.5 million of amortization related to capitalized fees associated with amending the financing facilities and $0.8 million in non-recurring fees associated with amending the financing facilities. See "Historical Allocations from Applied Power" above for further discussion of net financing costs allocated to us from Applied Power for the fiscal 2000 third quarter.

         On a pro forma basis, net financing costs in the fiscal 2001 third quarter increased to $14.5 million compared to $6.6 million in fiscal 2000. The historical fiscal 2000 pro forma third quarter net financing costs were calculated using a 7.75% annual interest rate. This weighted average interest rate was generally representative of what APW had been incurring on its debt portfolio historically. The increase in the Company's net financing costs is a result of the increase in APW's outstanding indebtedness from the fiscal 2000 third quarter to the fiscal 2001 third quarter and the inclusion of $0.5 million of amortization related to capitalized fees associated with amending the financing facilities.

Income Tax Expense (Benefit)

         The income tax benefit for the fiscal 2001 third quarter was $17.1 million compared to income tax expense of $4.6 million for the fiscal 2000 third quarter. Our effective income tax rate was 23.8% for the fiscal 2001 third quarter, compared to 42.0% for the fiscal 2000 third quarter. The decrease in the effective tax rate for the fiscal 2001 third quarter compared to the fiscal 2000 third quarter is primarily a result of the Company's reorganization as a Bermuda Company. See "The Distribution" above for further discussion of the reorganization as a Bermuda based company.

         The goodwill and subsequent amortization expense recorded as a result of the majority of our acquisitions prior to the spin-off is non-deductible for tax purposes. Effective income tax rates were higher than the statutory rate for the prior period presented primarily as a result of state income taxes and non-deductible amortization of goodwill, which was partially offset by net effects of foreign tax rates and credits. Pro forma fiscal 2000 income tax expense for the prior period represents the estimated lower effective income tax rate of 30% on the higher pro forma pre-tax earnings that we expected to be subject to after the Distribution, debt realignment and reorganization of APW Ltd. in Bermuda.

Nine Months Ended May 31, 2001 Compared to Nine Months Ended May 31, 2000

Net Sales

         Net sales for the nine months ended May 31, 2001 grew to $977.5 million from $886.0 million in the nine months ended May 31, 2000, an increase of 10.3% (15.0% excluding the negative impact of foreign currency translation). A broad based slow down in the technology sector during the Company's second and third quarters of fiscal 2001 has resulted in reduced demand for some of our customers products and in turn has negatively impacted demand those customers have for our products and services. This negative impact on sales is partially offset by the Company's diverse customer base as evidenced by the fact that the net sales to the top 10 customers only accounted for 41.0% of the Company's total sales for the nine months ending May 31, 2001. Acquisitions completed in the second and third quarters of fiscal 2000 and the second quarter of fiscal 2001 contributed to the Company's sales growth for the nine months ended May 31, 2001. Excluding these acquisitions, net sales increased 4.2% for the nine months ended May 31, 2001 (8.9% excluding the negative impact of foreign currency translation) when compared to sales for the nine months ended May 31, 2000.

Geographic Sales

         (In millions)                  Nine Months Ended
                                     --------------------------
                                      May 31,       May 31,
                                       2001          2000       Change
                                     -----------------------------------
         Americas                     $ 599.6       $ 517.3      15.9%
         Europe and Asia                377.9         368.7       2.5%
                                     -----------------------------------
              Total                   $ 977.5       $ 886.0      10.3%
                                     ===================================

         Net sales in the Americas for the nine months ended May 31, 2001 grew to $599.6 million from $517.3 million in the nine months ended May 31, 2000, an increase of 15.9%. Our nine months ended May 31, 2001 sales growth was influenced by the inclusion of the aforementioned acquisitions completed in the second and third quarters of fiscal 2000 and second quarter of fiscal 2001. Excluding these acquisitions, net sales increased 7.3% in the nine months ended May 31, 2001, when compared to net sales for the nine months ended May 31, 2000.

         Net sales in Europe and Asia for the nine months ended May 31, 2001, grew to $377.9 million from $368.7 million for the nine months ended May 31, 2000, an increase of 2.5%. Our nine months ended May 31, 2001 sales growth was influenced by the inclusion of the aforementioned acquisition completed in the second quarter of fiscal 2000. Excluding this acquisition, Europe and Asia net sales were flat for the nine months ended May 31, 2001 when compared to net sales for the nine months ended May 31, 2000. Foreign currency translation and APW's exit of the high-volume personal computer business adversely impacted European net sales for the nine months ended May 31, 2001 compared to the nine months ended May 31, 2000. The appreciation of the U.S. dollar against the British Pound Sterling, the Euro and Danish Krone currencies adversely impacted translation of these currencies into U.S. dollars by $41.6 million. APW's decision to exit the high-volume personal-computer business adversely impacted Europe and Asia net sales by approximately $33.0 million for the nine months ended May 31, 2001. Excluding both the adverse impact of foreign currency translation and the exit of the high-volume personal computer business, Europe and Asia net sales grew 25.4% in the nine months ended May 31, 2001.

Gross Profit

         Gross profit for the nine months ended May 31, 2001, decreased to $185.9 million from $232.4 million for the nine months ended May 31, 2000. As a percentage of net sales, the nine months ended May 31, 2001 gross profit was 19.0% compared to 26.2% for the nine months ended May 31, 2000. The decrease in gross profit as a percentage of net sales is primarily a result of a combination of factors: 1) $13.0 million of non-recurring inventory write-offs primarily related to third quarter customer program modifications resulting in excess components; 2) $6.2 million of non-recurring costs related to the restructuring (primarily equipment write-offs); 3) under-absorption of costs resulting from reduced sales volume and the scheduled start-up costs associated with new programs; and 4) a change in sales mix with a decline in higher-margin programs and an increased level of lower-margin systems integration.

         On a pro forma basis, gross profit for the fiscal 2001 third quarter decreased to $205.1 million from $232.4 million in fiscal 2000 third quarter. The decrease in gross profit as a percentage of net sales is primarily a result of under-absorption of costs resulting from reduced sales volume, the scheduled start-up costs associated with new programs, and a change in sales mix with a decline in higher-margin programs and an increased level of lower-margin systems integration.

Operating Expenses

         Operating expenses for the nine months ended May 31, 2001, were $180.5 million compared to $142.8 million for the nine months ended May 31, 2000. As a percentage of net sales, operating expenses were 18.5% for the nine months ended May 31, 2001, compared to 16.1% for the nine months ended May 31, 2000. The increase in operating expenses as a percentage of net sales is primarily a result of a combination of factors: 1) $2.5 million of non-recurring accounts receivable write-offs deemed uncollectable in the fiscal 2001 third quarter; 2) $9.8 million non-recurring write-off of an investment assumed through a prior acquisition; 3) $0.7 million of non-recurring charges related to the amendment of the credit facilities completed on May 15, 2001; 4) under-absorption of costs resulting from reduced sales volume; and 5) additional operating expenses associated with the IMB and Mayville acquisitions completed in fiscal 2001 second quarter.

         Operating expenses for the nine months ended May 31, 2000, include an allocation of Applied Power's corporate general and administrative expenses based on estimated levels of effort devoted to APW and APW's relative size compared to Applied Power's total revenues, operating profit, assets and employee headcount. Management believes that the allocation of Applied Power's corporate general and administrative expense for the historical periods is reasonable. See "Historical Allocations from Applied Power" above for further discussion of operating expenses allocated to APW from Applied Power.

         On a pro forma basis, operating expenses for the nine months ended May 31, 2001, grew to $167.4 million from $146.0 million in nine months ended May 31, 2000. As a percentage of net sales, pro forma operating expenses increased to 17.1% in the nine months ended May 31, 2001, compared to 16.5% in the nine months ended May 31, 2000. The increase in pro forma operating expenses as a percentage of net sales is primarily due to the reduction in sales volume in the fiscal 2001 second and third quarters. The dollar increase in operating expenses is primarily related to the additional operating expenses associated acquisitions completed in the second and third quarters of fiscal 2000 and the IMB and Mayville acquisitions completed in fiscal 2001 second quarter.

Amortization of Intangible Assets

         Amortization of intangible assets (amortization) in the nine months ended May 31, 2001, was $20.0 million compared to $17.8 million for the nine months ended May 31, 2000. Amortization as a percentage of net sales was consistent between periods for the nine month period ended May 31, 2001and 2000. The dollar increase in amortization was the result of the amortization of goodwill recorded for the aforementioned acquisitions made in the second and third quarters of fiscal 2000 and acquisitions completed in the second quarter of fiscal 2001.

Divestiture

         On November 20, 2000, APW Ltd. completed the sale of a subsidiary for a net $1.7 million, which resulted in a net book loss of $2.7 million.

Restructuring

         In connection with the previously announced restructuring plan to reduce the overall cost structure of the Company, APW, through employee reductions and strategic rationalization of manufacturing facilities, recorded a pre-tax restructuring charge to earnings of $12.5 million during the three months ended May 31, 2001.

         Restructuring costs of $5.6 million relate to the rationalization of four manufacturing facilities and $6.9 million relate to employee reductions of approximately 2,094 employees. The employee reductions impact both salaried and hourly employees. As of May 31, 2001, approximately 1,683 reductions have been completed, with the remainder to be substantially completed during the Company's fiscal fourth quarter ending August 31, 2001.

Operating Earnings (Loss)

         APW Ltd., excluding the one time loss on the sale of a subsidiary of $2.7 million, incurred a $27.0 million operating loss for the nine months ended May 31, 2001, compared to operating earnings of $69.0 million for the nine months ended May 31, 2000.

         On a pro forma basis, APW's operating earnings for the nine months ended May 31, 2001 declined to $17.7 million from $68.6 million for the nine months ended May 31, 2000.

Financing Costs

         Net financing costs for the nine months ended May 31, 2001, decreased to $29.1 million from $38.2 million for the fiscal 2000 third quarter. The decrease in our net financing costs is a result of the decrease in APW's outstanding indebtedness from the fiscal 2000 third quarter to the fiscal 2001 third quarter. This decrease was partially offset by the inclusion of $0.5 million of amortization related to capitalized fees associated with amending the financing facilities and $0.8 million in non-recurring fees associated with amending the financing facilities. See "Historical Allocations from Applied Power" above for further discussion of net financing costs allocated to APW from Applied Power for the period ended May 31, 2000.

         On a pro forma basis, net financing costs for the nine months ended May 31, 2001, increased to $28.3 million compared to $20.5 million in fiscal 2000. The increase in our net financing costs is a result of the increase in APW's outstanding indebtedness from the fiscal 2000 third quarter to the fiscal 2001 third quarter and the inclusion of $0.5 million of amortization related to capitalized fees associated with amending the credit facilities. The historical pro forma third quarter net financing costs were calculated using a 7.75% annual interest rate. This weighted average interest rate was generally representative of what APW had been incurring on its debt portfolio historically.

Income Tax Expense (Benefit)

         Income tax benefit for the nine months ended May 31, 2001, was $13.0 million compared to an expense of $12.5 million for the nine months ended May 31, 2000. The benefit is a result of the loss incurred during the nine months ended May 31, 2001. Our effective income tax rate was 21.4% for the nine months ended May 31, 2001. Excluding a $2.7 million book loss on the sale of a subsidiary, the $12.5 million restructuring charge and the $31.5 million non-recurring other charges, the effective income tax rate for the nine months ended May 31, 2001 was 29.7%. The decrease in the effective tax rate in the nine months ended May 31, 2001, compared to the nine months ended May 31, 2000, is a result of the reorganization of APW Ltd. as a Bermuda company. See "The Distribution" above for further discussion of the reorganization as a Bermuda company.

         The goodwill and subsequent amortization expense recorded as a result of the majority of our acquisitions is non-deductible for tax purposes. The effective income tax rate for the nine month period ended May 31, 2000 was higher than the statutory rate for the same period primarily as a result of state income taxes and non-deductible amortization of goodwill, which was partially offset by net effects of foreign tax rates and credits. Pro forma income tax expense represents the anticipated lower effective income tax rate of 30% on the higher pro forma pre-tax earnings that we expect to be subject to after the Distribution, debt realignment and reorganization in Bermuda.

         We have agreed to indemnify Actuant against certain tax liabilities arising from the reorganization leading up to the Distribution. The reorganization, including our continuation as a Bermuda company, involved taxable transactions. Under a Tax Sharing Agreement we entered into with Actuant, we will be responsible for federal and state income taxes resulting from the reorganization transactions. In November 2000, a $30.0 million payment was made to Actuant under the Tax Sharing Agreement. As a result, APW Ltd. will bear the outcome of any audit adjustments by the IRS or other taxing authorities challenging the reporting of the reorganization transactions.

Liquidity and Capital Resources

Cash Flows

         Cash and cash equivalents totaled $8.6 million at May 31, 2001 and $0.6 million at August 31, 2000.

         Net cash used in operations in the nine months ended May 31, 2001, was $34.7 million compared to $14.4 million provided by operations for the nine months ended May 31, 2000. The net use of cash in the nine months ended May 31, 2001, was primarily due to a $30.0 million payment made to Actuant under the Tax Sharing Agreement and APW Ltd. tax payments totaling $10.1 million. The use of cash was offset by $5.1 million in net earnings before depreciation, amortization and the book loss on the sale of subsidiary.

         Net cash used in investing activities for the nine months ended May 31, 2001 was $322.3 million compared to $41.7 million for the nine months ended May 31, 2000. The net use of cash was the result of the acquisitions of IMB and Mayville totaling $241.5 million and capital expenditures of $81 million.

         Net cash provided by financing activities for the nine months ended May 31, 2001 was $364.4 million compared to $11.8 million provided for the nine months ended May 31, 2000. The net cash provided by financing activities primarily came from borrowings on our credit facilities of $516.3 million off-set by payments on our credit facilities of $96.7 million, payments on the receivables financing facility of $18.9 million, net commercial paper payments of $29.3 million and debt financing costs of $7.7 million.

Capitalization

         Debt as of May 31, 2001 totaled $621.8 million, an increase of approximately $385.4 million from August 31, 2000. The increase in debt was primarily the result of the acquisitions of Mayville and IMB, financing of capital expenditures, the aforementioned tax payment to Actuant under the Tax Sharing Agreement and fiscal 2001 third quarter debt refinancing costs.

       To reduce the risk of interest rate increases, we periodically enter into interest rate swap agreements. Our current interest rate swap activity is limited to three agreements and is not significant.

Liquidity

         On the May 15, 2001, APW Ltd. amended its credit facilities, including its Multicurrency Credit Agreement and its U.K. Facility Agreement. The amended Multicurrency Credit Agreement continues with its original expiration date of July 31, 2003. The amendment resulted in increased interest spreads, new financial covenant tests, the pledging of substantially all the Company's and its subsidiaries' assets as collateral under the credit facilities and the issuance of common stock warrants of 5% of the common stock outstanding on May 15, 2001. The Company has the ability to cancel 50% of the warrants through designated debt reduction by August 31, 2002. The amended Multicurrency Credit Agreement has a facility limit of $570.0 million, of which $35.9 million was available as of May 31, 2001. This facility is used to finance working capital, capital expenditures and other general corporate requirements. Under the amended Multicurrency Credit Agreement, the Company can borrow at a floating rate of LIBOR plus 2.375% to 3.500% annually, depending upon the Company's then total amount of borrowings and other outstanding commitments. As of May 31, 2001, based upon the Company's current total borrowings, the interest rate is 3.5% above LIBOR. A non-use fee computed at the rate of 0.500% is payable quarterly on the average unused portion under the amended Multicurrency Credit Agreement. This amended

Multicurrency Credit Agreement contains restrictions concerning permitted investments, permitted liens on assets and the sale of assets. As of May 31, 2001, the Company was in compliance with all covenants.

         The amended U.K. Facility Agreement, providing for 52.2 million British Pounds Sterling in borrowings, which is used by APW Ltd. to finance working capital, capital expenditures and other general corporate purposes. This amended agreement expires on July 31, 2003. As of May 31, 2001 $11.4 million was available for borrowing. Similar to the amended Multicurrency Credit Agreement, the amended U.K. Facility Agreement includes restrictions concerning investments, liens on assets and sale of assets. As of May 31, 2001, the Company was in compliance with its covenants under this agreement.

         During the fiscal 2001 third quarter, the Company ceased issuing commercial paper and commenced the redemption of all outstanding commercial paper on the original maturity dates. As of May 31, 2001, the Company had $5.2 million in outstanding commercial paper, all of which matures in the fiscal 2001 fourth quarter and as such, was classified as short-term debt. As of the date of this filing, the Company has redeemed all outstanding commercial paper.

         On July 31, 2000, as part of the Distribution, APW assumed Applied Power's $150.0 million off-balance sheet receivables financing program. The Accounts Receivable Financing Facility was amended to decrease the amount available from $150.0 million to $80.0 million on April 4, 2001. This receivables facility was further amended on May 15, 2001 to extend the agreement to May 14, 2002. All other substantive terms of the amended agreements remained the same. At May 31, 2001, $60.0 million of receivable interests were sold under this facility.

         On September 29, 2000, APW filed a registration statement on Form S-3 with the Securities and Exchange Commission utilizing a "shelf" registration process. APW may from time to time offer any combination of securities described in the registration statement in one or more offerings with a total initial offering price of up to $500.0 million. While there is no current intention, the Company is evaluating certain possible issuances and any net proceeds will be used to repay, in part, existing indebtedness, to finance capital expenditures and for general corporate purposes.

         APW has not paid any cash dividends on the Company's capital stock. APW is prohibited under the bank credit facilities arrangements from paying any cash dividends. APW currently intends to retain any earnings for use in the business and do not anticipate paying cash dividends for the foreseeable future.

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

         In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. The implementation of SAB 101 is required no later than the Company's fourth quarter of fiscal 2001. Adoption of SAB 101 is not expected to have a significant effect on APW's financial statements.

         In October 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The statement replaces SFAS No. 125 and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." The statement also revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures. Nevertheless, it continues most of SFAS No. 125's provisions without reconsideration. The statement is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 has not had a significant effect on the Company.

Forward-looking Statements and Cautionary Factors

       Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as statements in other Company communications, which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions, market conditions in the computer, semiconductor, telecommunication, and electronic industries in North America, South America, Europe and, to a lesser extent, Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive product and pricing pressures, foreign currency risk, interest rate risk, the Company's ability to access capital markets and other factors that may be referred to in APW Ltd.'s reports filed with the Securities and Exchange Commission from time to time.

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

         Currency Risk - APW has  international  operations.  In most instances,
         -------------
APW products are produced at manufacturing facilities located near the customer. As a result, significant volumes of finished goods are manufactured in countries for sale into those markets. For goods purchased from APW affiliates, APW denominates the transaction in the functional currency of the producing operation.

         APW adopted the following guidelines to manage our foreign exchange exposures:

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

         APW's identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. APW periodically identifies naturally occurring offsetting positions and then purchase hedging instruments to protect against anticipated exposures. APW's financial position is not materially sensitive to fluctuations in exchange rates as any gains or losses on foreign currency exposures are generally offset by gains and losses on underlying payables, receivables and net investments in foreign subsidiaries. Based on APW's overall currency rate exposure, including derivative financial instruments and nonfunctional currency denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on APW's financial position, results of operations and cashflows over the next fiscal year.

         Interest Rate Risk - APW periodically enters into interest rate swaps
         ------------------
to stabilize financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, APW contracts with a counter party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. The effective portion of any gain or loss is reported as a component of other comprehensive income (loss) and the differential, if any, to be paid or received on interest rate swap agreements is accrued as interest rates change and is recognized in net income as an adjustment to interest expense. Gains relating to terminations of qualifying hedges are deferred and recognized in income at the same time as the underlying hedged transactions. An eighty-eight (10% of our weighted average interest rate) basis-point change in interest rates on average long-term borrowings would have impacted net interest expense by approximately $1.4 million and $4.2 million for the three and nine months ended May 31, 2001, respectively .

         Commodity Prices - APW is exposed to fluctuation in market prices for
         ----------------
steel. Therefore, APW has established a program for centralized negotiation of steel prices. This program allows APW to take advantage of economies of scale as well as to cap pricing. All business units are able to purchase steel under this arrangement. In general, the contracts lock steel pricing for 18 months and enable APW to pay less if market prices fall.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities
------------------------------

         On May 15, 2001, the Company issued warrants to purchase a total of 2,069,831 shares of the Company's common stock. The warrants are exercisable at any time during a period from September 1, 2002 through May 15, 2006, at an exercise price of $8.40 per share, although under certain limited circumstances the exercise date may be accelerated. The warrants were issued to certain lenders as an inducement in connection with the Company's renegotiation of its Amended and Restated Multicurrency Credit Agreement and Amended U.K. Facility Agreements (the "Credit Agreements"). The issuance of warrants did not generate any proceeds and no underwriter was involved in the issuance of warrants. The warrants are subject to a 50% reduction if certain prepayment targets are met.

         The Company issued the warrants in reliance upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, in a transaction not involving a public offering. The warrant holders are investors with access to all relevant information necessary to evaluate the investment and have represented to the Company that the shares were being acquired for investment purposes. The shares of common stock underlying the warrants are subject to certain transfer restrictions and have registration rights. The Credit Agreements, the Warrant and Registration Rights Agreement (which governs the issuance of the warrants) and other related agreements and documents have been filed as exhibits hereto and are incorporated herein by reference.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) See Index to Exhibits on page 22, which is incorporated herein by reference.

(b)    Reports on Form 8-K

         On April 20, 2001, APW Ltd. filed a Current Report on Form 8-K/A Amendment No. 1 dated February 16, 2001 to amend the financial information required to be filed in connection with the acquisition reported in Item 2 of the Form 8-K dated February 16, 2001 reporting the acquisition of Mayville Metal Products Division of Connell Limited Partnership.

         On May 15, 2001, APW Ltd. filed a Current Report on Form 8-K dated May 15, 2001, reporting under Item 5 the Company's announcement that it had renegotiated its credit facility agreements, including its Multicurrency Credit Agreement, Accounts Receivable Agreement, and U.K. Facility Agreements.




                                   SIGNATURE
                                   ---------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 APW Ltd.
                                                 --------
                                                 (Registrant)


Date:         July 16, 2001                      By: /s/Richard D. Carroll
                                                     ---------------------
                                                 Richard D. Carroll
                                                 Vice President and Chief
                                                 Financial Officer

                                                (Duly authorized to sign on
                                                 behalf of the registrant)

                                   APW Ltd.
                              (the "Registrant")
                         (Commission File No. 1-15851)

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MAY 31, 2000
                               INDEX TO EXHIBITS

                                                                            Incorporated Herein           Filed
    Exhibit                            Description                            By Reference To           Herewith
----------------   ----------------------------------------------------   ------------------------    --------------
  Exhibit 4.1      Amended and Restated Multicurrency Credit Agreement                                     X
                   among APW Ltd., Various Financial Institutions,
                   Bank One N.A., Chase Manhattan Bank and Bank
                   of America, National Association

  Exhibit 4.2      First Amendment to Amended and Restated Receivables                                     X
                   Purchase Agreement among Applied Power Credit
                   Corporation, APW North America, Inc., Barton
                   Capital Corporation and Societe General

  Exhibit 4.3      Warrant and Registration Rights Agreement (US                                           X
                   Banks)

  Exhibit 4.4      Warrant and Registration Rights Agreement (UK                                           X
                   Banks)

  Exhibit 4.5      Reaffirmation of Loan Documents                                                         X

  Exhibit 4.6      Intercreditor Agreement between Barton Capitol                                          X
                   Corporation, Societe General and Bank of America,
                   National Association

  Exhibit 4.7      Guaranty (US Banks)                                                                     X

  Exhibit 4.8      Guaranty (UK Banks)                                                                     X

  Exhibit 4.9      Debenture (US Banks)                                                                    X

 Exhibit 4.10      Debenture (UK Banks)                                                                    X

 Exhibit 4.11      Assignment of Security Interest in United States                                        X
                   Trademarks and Patents among APW Ltd., APW North
                   America,  Inc. and Bank of America, National
                   Association

 Exhibit 4.12      Pledge Agreement among APW Ltd.,  APW North                                             X
                   America,  Inc., Rubicon USA Inc. and Bank of
                   America, National Association

 Exhibit 4.13      Amendment to Pledge Agreement                                                           X

 Exhibit 4.14      Security Agreement                                                                      X

                                   APW Ltd.
                              (the "Registrant")
                         (Commission File No. 1-15851)

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MAY 31, 2000
                               INDEX TO EXHIBITS

                                                                            Incorporated Herein           Filed
    Exhibit                            Description                            By Reference To           Herewith
----------------   ----------------------------------------------------   ------------------------    --------------
 Exhibit 4.15      Amendment to Security Agreement                                                          X

 Exhibit 4.16      Intercreditor Agreement by and among Bank of                                             X
                   America, NA, various financial institutions, Bank
                   One, NA and Royal Bank of Scotland, PLC

 Exhibit 4.17      Amendment Agreement to the Facility Agreement                                            X
                   between APW Enclosure Products and Systems Limited
                   and The National Westminster Bank plc

 Exhibit 4.18      Amendment Agreement to the Facility Agreement                                            X
                   between APW Electronics Group plc, other Borrowers
                   under the Agreement,  and The Royal Bank
                   of Scotland plc

 Exhibit 4.19      Security Agreement by and among APW Ltd., APW                                            X
                   North America, Inc.,  APW Holding Denmark APS and
                   The Royal Bank of Scotland plc

 Exhibit 4.20      Royal Bank of Scotland Guaranty                                                          X

 Exhibit 4.21      Assignment of Security Interest in United States                                         X
                   Trademarks and Patents among APW Ltd.,  APW North
                   America, Inc. and The Royal Bank of Scotland plc

 Exhibit 4.22      Pledge Agreement among APW Ltd.,  APW North                                              X
                   America, Inc., APW Holding Denmark APS and The
                   Royal Bank of Scotland, plc