Form 10-K405
period 2001-08-31
APW LTD
filed 2001-11-29
CIK 1111938

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 2001

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

                                Clarendon House
                                2 Church Street
                            Hamilton HM DX, Bermuda

                       N22 W23685 Ridgeview Parkway West
                        Waukesha, Wisconsin 53188-1013
                   (Address of principal executive offices)

                                (262) 523-7600
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

        Common Stock, $0.01 par value per share
(including the related Preferred Stock Purchase Rights)           New York Stock Exchange
-------------------------------------------------------           -----------------------
                 (Title of each class)                   (Name of each exchange on which registered)

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of November 26, 2001, the aggregate market value of Common Stock held by non-affiliates was approximately $85.0 million, and there were 40,810,170 shares of the Registrant's Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 14, 2002 are incorporated by reference into
Part III hereof.

   Pursuant to Rule 12b-25, this Form 10-K does not include disclosures for Items 6., 7., 8. and 14. (financial statements, report of independent auditors and financial statement schedules), pending completion of the Company's fiscal 2001 year-end audit.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   APW Ltd.

                                     INDEX

                                                                                         Page
                                                                                         ----
                                           PART I

Item 1.       Business..................................................................   3
Item 2.       Properties................................................................   9
Item 3.       Legal Proceedings.........................................................  10
Item 4.       Submission of Matters to a Vote of Security Holders.......................  10
Supplementary Executive Officers of the Registrant......................................  10

                                           PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholders Matters....  12
Item 6.       Selected Financial Data...................................................  12
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                Operations..............................................................  12
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk................  12
Item 8.       Financial Statements and Supplementary Data...............................  13
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure..............................................................  13

                                          PART III

Item 10.      Directors and Executive Officers of the Registrant........................  14
Item 11.      Executive Compensation....................................................  14
Item 12.      Security Ownership of Certain Beneficial Owners and Management............  14
Item 13.      Certain Relationships and Related Transactions............................  14

                                           PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...........  14

               FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS

   Certain statements contained in this document, as well as statements in other Company communications, which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions, market conditions in the computer, semiconductor, telecommunication, and electronic industries in North America, South America, Europe and Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive product and pricing pressures, foreign currency risk, interest rate risk, the Company's ability to access capital markets and other factors that may be referred to in APW Ltd.'s reports filed with the Securities and Exchange Commission from time to time.

   When used herein, the terms "APW Ltd.," "APW," and the "Company" refer to APW Ltd. and its subsidiaries and other entities, unless the context requires otherwise. When used herein, the terms "Applied Power Inc.," "Applied Power," and "Actuant" refer to Actuant Corporation (APW Ltd.'s predecessor company) and its subsidiaries and other entities, unless the context requires otherwise.

                                    PART I

Item 1. Business

  Description of the Business

   APW Ltd. ("APW" or the "Company") is a leading global provider of Technically Enabled Manufacturing Services ("TEMS"), focused on designing and integrating large electronic products. APW Ltd. has the capabilities to design and manufacture various subsystems for electronic products, including enclosures, thermal management systems, backplanes, power supplies, printed circuit board assemblies (PCBAs), and cabling, either as integrated custom systems or as individual subsystems. In addition, we provide a wide range of integration services to our customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. Our focus is large infrastructure solutions, such as wireless base stations and switches, enterprise hardware and internet server enclosures. We are not targeting high volume markets, such as personal computers or cell phone handsets. These offerings provide our customers with accelerated time-to-market and decreased time-to-volume production, while reducing their production costs and allowing them to focus on the design and marketing of their products. We believe our emphasis on technical innovation and vertically integrated engineering and manufacturing expertise, coupled with our total solution approach, which can be delivered on a worldwide basis, differentiates us in the marketplace.

   APW Ltd. is organized as one reportable segment operating in approximately 40 locations throughout North America, South America, Europe and Asia. We provide our solutions and services to original equipment manufacturers ("OEMs"), primarily in the communications (datacom and telecom), computing (enterprise hardware--large servers, large data storage, networking) and Internet (application service providers and Internet service providers) markets. We believe that our size, global reach, product breadth, depth of engineering experience, scope of services, and demonstrated expertise uniquely position us to win large manufacturing contracts from leading global OEMs in our target markets. Our customers include industry leaders such as Applied Materials, Compaq, Cymer, EMC, Ericsson, Fujitsu, Hewlett-Packard, IBM, Lucent, Motorola, NCR, Nortel Networks and Sun Microsystems. We believe that these customers will provide us with substantial growth opportunities due to their desire to migrate from a fragmented regional supply base to an integrated global supply capability, such as we offer.

  APW Background

   In the mid-1990's, the Electronics business (the "Electronics business") of Applied Power Inc. ("Applied Power" and "APW Ltd.'s predecessor company") experienced rapid growth based, in part, on providing technical furniture and enclosures to house servers for local area networks. Based on its exposure to the electronic enclosure market, Applied Power began dedicating significant resources in late 1996 to exploit the identified potential in this market. Through a series of acquisitions in North America and Europe and internal growth, the Electronics business of Applied Power established a leading global position in the integrated enclosure systems sector of the Electronic Manufacturing Services ("EMS") industry.

   On January 26, 2000, Applied Power's board of directors authorized management to pursue a spin-off of the Electronics business (the "Distribution") to more effectively capitalize on the opportunities in this market. Prior to the Distribution, APW Ltd. was reorganized as a Bermuda company. On July 7, 2000, Applied Power's board of directors approved the Distribution, which became effective on July 31, 2000, with shareholders of Applied Power common stock as of the July 21, 2000 record date receiving one share of APW Ltd. common stock for every Applied Power share owned. We now trade separately on The New York Stock Exchange ("NYSE") under the ticker symbol of "APW." Applied Power continues to trade on The NYSE, but has changed its ticker symbol to "ATU" and has subsequently changed its name to Actuant Corporation ("Actuant").

   Since September 1996, we have completed approximately 20 acquisitions of enclosures and other companies. These acquisitions have allowed us to strengthen our product and service offering, establish our leading global capabilities and diversify our customer base. The acquisition of Vero Group plc ("Vero") in June 1998 provided us with a strong base of operations in the European enclosures market and significant engineering and test capabilities, as well as entry into the power supply market. Our July 1998 merger with ZERO Corporation ("ZERO") enabled us to increase the scale of our North American enclosure operations, while also providing a leading position in the thermal management market. The acquisition of Rubicon plc ("Rubicon") in September 1998 expanded our presence in Ireland and Scotland for integrated custom enclosures. The acquisition of Mayville Metal Products ("Mayville") in February 2001 increased our ability to design, manufacture and integrate large outdoor enclosures, primarily for the telecom industry. In addition, we have completed niche acquisitions that have provided access to new customers and additional geographic coverage. Our product scope is targeted at large products that are key to the global infrastructure supporting the information age. Our strategy is to avoid high volume consumer products, such as personal computers and cell phone handsets.

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

  Services and Products

   We offer a broad range of value-added services to provide our OEM customers with a vertically integrated solution for the development, manufacture and distribution of a product.

   New Product Design. New Product Introduction Centers ("NPICs") provide services to help the customer achieve production designs that are cost effective and that enable customers to produce commercial volumes within a short period of time. The New Product Introduction ("NPI") process is most effective when a customer uses it at the concept phase of the product's development cycle. NPI can include technology selection; design, test and material strategies; best practices design and development engineering services; and rapid circuit board and system prototype build services. NPICs in the United Kingdom and on the East and West coasts of the United States provide customers with comprehensive and rapid turnaround prototype design for integrated solutions. We have also established NPICs at several other facilities for specific product applications. We work closely with our OEM customers' development teams from the early stages of product development. Our development teams design all the electro-mechanical aspects of our customers' products with a focus on reducing costs and increasing ease of manufacturing. We can design everything that goes into large electronic products. In addition to fast prototype capability, our NPICs provide complete in-house testing, airflow analysis, safety agency approvals, Electro-Magnetic Interference/Radio Frequency Interference emission compliance, and testing for shock, vibration, FCC and environmental compliance.

   Manufacturing. Our manufacturing operations include hard and soft metal tooling, plastic injection molded and structural foam parts, tool and die design and manufacturing, thermal management componentry, backplane boards, power supplies, cable assembly and printed circuit board population in Europe and North America. We manufacture components, subassemblies and systems both for sale as standard products and for incorporation into our custom integrated electronics enclosure systems. We employ just-in-time, single piece flow manufacturing and continuous improvement processes to reduce costs and shorten lead times. We are committed to maintaining World Class in our manufacturing operations and employ numerous techniques, including Kaizen events and global standardization, to continuously identify areas of improvement in our processes. We believe that our ability to achieve high levels of quality and delivery for highly customized products that have low, uneven demand is a competitive advantage.

   Supply Chain Management. APW has developed a qualified supplier base that is integrated using a private trading network called the APW Supply Alliance (the "Alliance"). The Alliance provides for easy communication and helps assure that products are designed using approved components. Increasingly, our suppliers stock their products in APW administered hubs from which the product is delivered to APW's integration sites using a kanban system on a just-in-time basis. This supply base is an important part of APW's capabilities that provides high quality and reliable delivery for products that are highly customized and suffer from low, uneven demand.

   Integration and Testing. We provide a wide range of services, from component assembly (Level 0 Services) to full system integration services (Level 5 Services) for enclosures with backplanes, power supplies, thermal management assemblies and active boards completely assembled, wired and fully functionally tested. Our assembly services allow our customers to rapidly bring their products to market at reduced costs, utilizing advanced manufacturing and testing technology. Our engineers continuously evaluate our ongoing manufacturing and assembly processes and recommend improvements to reduce costs, improve quality and shorten lead times. We offer comprehensive in-house testing, airflow analysis, safety agency approvals, and EMI/RFI compliance, as well as shock, vibration, FCC and environmental compliance. Each product is subjected to a battery of tests that verify the performance of every component.

  Electro-Mechanical Products

   We manufacture a wide range of electro-mechanical subsystems, which are either combined to produce large electronic products or sold separately. Our products include enclosures, racks, thermal management systems, backplanes, power supplies, PCBAs and cabling. We believe that the combination of our extensive manufacturing services capabilities, coupled with our ability to provide a wide range of high quality electro-mechanical subsystems provides us a competitive advantage in the EMS industry.

   Enclosures. We are a leading global manufacturer of enclosures and racks for the electronics industry. We have an integrated global network of about 35 enclosure manufacturing and integration facilities with operations in the Americas, Europe and Asia. We believe this manufacturing infrastructure for integrated enclosure solutions is unequaled in the industry and allows us to better serve the international needs of our global electronics OEM customers.

   Electronic enclosures are steel, aluminum or plastic cabinets that organize and configure individual electronic components and house, protect and insulate the entire electronics system. We manufacture a complete range of standard and custom enclosure products including subracks, racks, indoor and outdoor cabinets and cases. Our custom enclosure products are developed in coordination with our customers and typically are incorporated into an integrated manufacturing solution that includes our and third party components and a range of value-added design, manufacturing, assembly and test services. Products are marketed, when appropriate, under the APW brand name.

   Thermal Management. We manufacture and market thermal management products under the APW and McLean brand names. Thermal management products cool and protect vital electronic components housed within an electronic system. These products are of particular importance in highly complex communications and networking systems, which generate a high level of heat, require exacting heat dissipation capabilities, and are located in a wide range of physical environments. Products include air conditioners, heat exchangers, filter fan packages, AC and DC motorized impellers, fan assemblies, centrifugal blowers and packaged blowers.

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

   Printed Circuit Board Assemblies. As a complement to our vertically integrated manufacturing strategy, we manufacture complete PCBAs. Generally, we do not produce PCBAs separately, but rather integrate them with other components to provide finished products or subsystems.

  Markets and Customers

   APW believes that it provides a more comprehensive range of integrated enclosure solutions on a global basis than its competitors. More importantly, APW offers broad design and engineering expertise to integrate these products into customized, cost-effective enclosure systems for APW customers worldwide.

   We sell our products under the APW brand name, while continuing to co-brand APW with McLean in the thermal management market. We serve a wide range of principal markets including the datacom, networking, communication, enterprise hardware, data storage, semiconductor equipment, automatic teller machine, medical, electronic and manufacturing industries.

   Our ten largest customers comprised 42% of our net sales in fiscal 2001, with no customer accounting for 10% or more of sales.

  Sources and Availability of Raw Materials

   APW has strong relationships with a broad range of suppliers. We view the volume of our procurement as an important competitive advantage as it enhances our ability to obtain favorable pricing for raw materials using long-term purchasing contracts. We generally order materials and components only to the extent necessary to satisfy existing customer orders, and we work with our suppliers to develop just-in-time supply systems, which reduce inventory carrying costs (see "Supply Chain Management" above). The materials and components that we use are readily available in the open market from a number of local and national suppliers, in North America, South America, Europe and Asia. To date, we have not experienced any significant shortages of materials or components.

  Patents, Trademarks and Other Intellectual Property

   APW owns over 250 United States and foreign patents and trademarks, including pending applications. No individual patent or trademark is believed to be of sufficient importance that its termination would have a material adverse effect on our business.

  Backlog

   Although APW Ltd. obtains firm purchase orders from its customers, OEM customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. APW Ltd. does not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales, since orders may be rescheduled or canceled.

  Competition

   Our industry is a growing and highly competitive industry and we believe our market is highly fragmented. We face competition from numerous local, regional and a growing number of large traditional EMS manufacturers. While APW Ltd. enjoys a leading position today in the area of the EMS market in which it competes, we expect that other companies will try to replicate our strategy and we believe that in the longer-term, there will be more direct competition. While price is always important, APW Ltd. believes that other parameters such as new product design, technical innovation, quality, global operations and delivery are equally or more important. APW Ltd. believes that its array of global capabilities will continue to serve as a competitive advantage and would be difficult to replicate.

  Research and Development

   APW Ltd. employs over 375 engineers who primarily design new products. Expenditures for APW Ltd. research and development were $5.1 million, $6.1 million and $5.7 million in fiscal years 2001, 2000 and 1999, respectively. Costs for such research and development are either paid for by the customer or amortized in the product cost. Generally, we do not design products without an opportunity for production. The larger, more complicated products that APW Ltd. competes for often involve lengthy development programs before they go into production. Complex integrated systems are typically developed at one of our three NPICs which operate as profit centers. Specific custom products may be developed elsewhere.

  Environmental Compliance

   The Company has facilities in a number of geographic locations that are subject to a range of environmental laws and regulations. Compliance with these laws has and will require expenditures on a continuing basis. Predecessors to APW Ltd. have been identified by the United States Environmental Protection Agency ("EPA") as "Potentially Responsible Parties" regarding various multi-party Superfund sites. Potentially Responsible Parties are jointly and severally liable with respect to Superfund site remediation liabilities. Based on our investigations, we believe that we are a de minimis participant in certain of these sites. As to one site, we are a minor participant, and our share of estimated cleanup costs is not expected to exceed $1.1 million. As to another EPA site where we are not a de minimis participant, the state has required us to conduct additional ground water testing at our former manufacturing facility, and we cannot reasonably estimate the amount of our liability, if any. In addition, we are also involved in other state clean up actions for which we believe the aggregate costs of remediation are adequately reserved. We have agreed to indemnify Actuant for any environmental obligations associated with our business.

   We anticipate that environmental costs will be expensed or capitalized depending on their future economic benefits. Expenditures that have no future economic value will be expensed. Liabilities will be recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental expenditures over the last three years for APW Ltd. have not been significant. Although the level of future expenditures for environmental remediation is impossible to determine with any degree of certainty, in our opinion these costs are not likely to have a material adverse effect on our financial position, results of operations or cash flows. Environmental remediation accruals of $4.4 million and $3.2 million were included in the Consolidated Balance Sheets for APW Ltd. and its subsidiaries at August 31, 2001 and 2000, respectively.

Employees and Labor Relations

   As of August 31, 2001, the Company employed approximately 8,200 people. Generally, our European employees are represented by local workforce agreements. In North America, approximately 260 employees are represented by collective bargaining agreements. APW Ltd. has never experienced a work stoppage or strike, and believes that its relationship with its employees is good.

Item 2. Properties

   APW Ltd. operates in approximately 40 locations, strategically located around the world to service its international customer base. APW believes the breadth of its geographic coverage is a key competitive advantage. In addition to our principal manufacturing facilities listed below, we operate a number of other facilities in Denmark, Finland, Hong Kong, India, Japan, Scotland, Singapore, Sweden, the United Kingdom and the United States. Our corporate offices are located in an 18,000 square foot leased space in Waukesha, Wisconsin and we have office arrangements in Bermuda and Barbados.

                             Size (sq.
Location                       feet)   Owned/Leased
--------                     --------- ------------
Americas
Anaheim, California (2)       376,000     Leased
Camarillo, California (1)      36,000     Leased
Grass Valley, California (1)   75,000     Leased
Irvine, California             35,000     Leased
Poway, California             142,000     Leased
San Jose, California (1)       97,000     Leased
Monon, Indiana                145,000     Leased
Monson, Massachusetts (1)     320,000     Owned
Worcester, Massachusetts      246,000     Leased
Champlin, Minnesota           184,000     Leased
Hudson, New Hampshire (2)     102,000  Owned/Leased
Mount Olive, New Jersey        45,000     Leased
Robbinsville, New Jersey      133,000     Leased
Creedmoor, North Carolina     160,000     Owned
Erie, Pennsylvania            213,000     Leased
Austin, Texas                  71,000     Leased
Garland, Texas                182,000     Leased
North Salt Lake, Utah         274,000     Leased
Radford, Virginia              65,000     Leased
Mayville, Wisconsin           500,000     Owned
Oak Creek, Wisconsin           75,000     Leased
Campinas, Brazil              200,000     Owned
Europe and Asia
Eastleigh, England            129,000     Leased
Middlesex, England            155,000     Leased
Sheffield, England            107,000     Owned
Smethwick, England             29,000     Leased
Southampton, England (2)      188,000     Leased
Beith, Scotland               142,000  Owned/Leased
Hamilton, Scotland            107,000     Owned
Dublin, Ireland               110,000     Leased
Galway, Ireland                69,000  Owned/Leased
Cork, Ireland                  46,000  Owned/Leased
Bremen, Germany (1)            90,000     Owned
Beauvais, France               40,000  Leased/Owned
Aarup, Denmark                 58,000     Owned
Torinese, Italy                45,000     Owned
Shanghai, China                60,000     Leased

(1)Subsequent to August 31, 2001, APW Ltd. management has approved and announced a formal plan to close or downsize this facility. Management currently anticipates that facility closure and all related activities will be substantially complete within one year of the announcement date.
(2)More than one facility at this location.

Item 3. Legal Proceedings

   APW Ltd. and its subsidiaries are parties to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, warranty, environmental, labor, patent and contract claims, and commission disputes. In connection with the Distribution, APW Ltd. has also agreed to assume and indemnify Actuant with respect to those proceedings involving its businesses, while Actuant will indemnify APW Ltd. generally with respect to the their business. (For further information related to environmental claims, refer to the section titled "Environmental Compliance" in Item 1.) The Company has recorded reserves for estimated losses based on the specific circumstances of each matter. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and the amount of such loss can be reasonably estimated. In our opinion, the resolution of these contingencies is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. For further information, refer to Note 16 "Contingencies and Litigation" in the Notes to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Supplementary Item

Executive Officers of the Registrant

   The name, ages and positions of all of the executive officers of the Company are listed below.

Name                  Age Position
----                  --- --------
Richard G. Sim....... 57  Chairman, President and Chief Executive Officer; Director
William J. Albrecht.. 50  Senior Vice President
Richard D. Carroll... 38  Vice President and Chief Financial Officer
Susan M. Hrobar...... 46  Vice President, Human Resources
Joseph T. Lower...... 34  Vice President, Finance and Business Development
Thomas F. Giordano... 50  Vice President, Global Supply Chain
Ralph Sandle, Jr..... 58  Vice President, Americas Operations
Kash Pandya.......... 38  Vice President, Europe & Asia Operations
Todd A. Adams........ 30  Corporate Controller
Michael F. Gasick.... 36  Treasurer
Anthony W. Asmuth III 59  Secretary

   There are no family relationships among directors or executive officers of the Company. Set forth below are the name, office and position held with the Company and principal occupations and employment during the past 5 years of each of the executive officers of the Company.

   Richard G. Sim--Chairman, President and Chief Executive Officer; Director. Mr. Sim was elected President and Chief Operating Officer of APW Ltd.'s predecessor, Applied Power Inc., in 1985, Chief Executive Officer in 1986 and Chairman of the Board in 1988. From 1982 through 1985, Mr. Sim was a General Manager in the General Electric Medical Systems Business Group. He is also Chairman of the Board of Actuant Corporation, and a director of IPSCO Inc. and Oshkosh Truck Corporation.

   William J. Albrecht--Senior Vice President. Mr. Albrecht was named Senior Vice President of Applied Power Inc.'s Electronics business segment in May 1999. Prior to that he was Senior Vice President of the Company's Engineered Solutions group from 1994. Prior to that, he served as Vice President and President of Power-Packer and APITECH from 1991. He joined the Company in 1989 as Director of Marketing of the APITECH Division in the United States and became General Manager shortly thereafter.

   Richard D. Carroll--Vice President and Chief Financial Officer. Mr. Carroll was named VP and Chief Financial Officer in April of 2001. Most recently, he served as President of the Company's thermal management product line from November of 2000 to April 2001. Mr. Carroll was appointed Vice President--Finance of Applied Power in January 2000. Previously, he served as Financial Leader--Electronics during all of 1999. During 1998, Mr. Carroll was appointed Treasurer and Controller of Applied Power Inc. From 1996 to 1997 he was the Corporate Controller of Applied Power Inc. Mr. Carroll is a Certified Public Accountant

   Susan M. Hrobar--Vice President, Human Resources. Ms. Hrobar was named VP, Human Resources in November 2000. Previously she was named Vice President--Communications of Applied Power Inc. in January of 2000 and had continued in that capacity with APW Ltd. Ms. Hrobar joined Applied Power in 1994 and was the finance leader for the APITECH division until 1996 and from 1996 to 1998 the finance leader for the Enerpac division. From 1998 to 2000, Ms Hrobar was the finance leader for the Industrial business segment. Ms. Hrobar is a Certified Public Accountant.

   Joseph T. Lower--Vice President, Finance and Business Development. Mr. Lower joined Applied Power Inc. in March of 2000 as Vice President--Finance and Business Development and has continued in that capacity with APW Ltd. From 1997 to March 2000 Mr. Lower was employed with Credit Suisse First Boston, as Director and prior to that, as Vice President, Mergers and Acquisitions. Prior to that, Mr. Lower was employed with SPS Transaction Services as Vice President, Corporate Development and Financial Planning.

   Thomas F. Giordano--Vice President, Global Supply Chain. Mr. Giordano was named VP, Global Supply Chain in August of 2001. Prior to that, from 1999 to 2001 he was the APW Global Supply Chain Leader. From 1996 to 1999 he was the leader for Global Sourcing--Tools and Supplies of Applied Power.

   Ralph Sandle, Jr.--Vice President, Americas Operations. Mr. Sandle was named VP, Americas Operations in August of 2001. He joined APW in February of 2001 as part of the acquisition of Mayville Metal Products where he was President. Mr. Sandle was with Mayville Metal Products since 1993.

   Kash Pandya--Vice President, Europe & Asia Operations. Mr. Pandya was named VP, Europe & Asia Operations in August of 2001. Prior to that, he was the Operations Leader, Europe & Asia since joining Applied Power in 1998. From 1996 to 1998 he was at Caradon Plc in various operational roles, most recently as the Director of European Operations.

   Todd A. Adams--Corporate Controller. Mr. Adams was named Corporate Controller of Applied Power Inc. in May 2000 and has continued as Corporate Controller with APW Ltd. Mr. Adams joined Applied Power Inc. in 1998 as Manager of Financial Planning & Analysis. Mr. Adams was previously employed with IDEX Corporation, from 1996-1998 in accounting and financial roles. Mr. Adams is a Certified Public Accountant.

   Michael F. Gasick--Treasurer. Mr. Gasick joined APW Ltd. in July of 2001 as Treasurer. Mr. Gasick was previously employed with Rockwell International as Director of International Finance from 1999 to July 2001 and with Ralston Purina Company as Director of Corporate Finance from 1994 to 1999. Mr. Gasick is a Chartered Financial Analyst.

   Anthony W. Asmuth III--Secretary. Mr. Asmuth is a partner in the law firm of Quarles & Brady LLP, Milwaukee, Wisconsin, having joined that firm in 1989. Quarles & Brady LLP performs legal services for the Company and certain of its subsidiaries. Mr. Asmuth also serves as Secretary of Actuant Corporation.

   Each officer is appointed by the Board of Directors and holds office until he resigns, dies, is removed or a different person is appointed to the office. The Board of Directors generally appoints officers at its meeting following the Annual Meeting of Shareholders.

                                    Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's common stock has been listed on The New York Stock Exchange under the symbol "APW" since July 24, 2000, when it began trading on a "when-issued" basis. The following table sets forth for the periods indicated the high and low closing sales prices for the Company's common stock.

                                        Price range of
                                         Common Stock
                                       -----------------
  Fiscal Year Ended August 31, 2001      High     Low
  ---------------------------------    -------- --------
September 1, 2000 to November 30, 2000 $49.3750 $38.6250
December 1, 2000 to February 28, 2001. $44.3125 $27.0625
March 1, 2001 to May 31, 2001......... $28.0100 $ 5.9000
June 1, 2001 to August 31, 2001....... $10.9100 $ 7.5000

 Fiscal Year Ended August 31, 2000    High     Low
 ---------------------------------  -------- --------
July 24, 2000 to August 31, 2000(1) $44.0000 $35.0000

   At November 26, 2001, the approximate number of record shareholders of the Company's common stock was 2,457.

   The Company has not paid cash dividends on its common stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. A wholly owned subsidiary of the Company is required to make semi-annual cash dividend payments on the subsidiary's preferred stock. See Part II Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for further information.

(1)Because our shares were not publicly traded until July 24, 2000, we have presented share information only for periods indicated. On July 31, 2000, our distribution price was $37.00.

Item 6. Selected Financial Data

   Information required for this item is the subject of a Form 12b-25 filed with the Securities and Exchange Commission on November 29, 2001 and such information will be filed at a later date pursuant to an amendment to this Form 10-K.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Information required for this item is the subject of a Form 12b-25 filed with the Securities and Exchange Commission on November 29, 2001 and such information will be filed at a later date pursuant to an amendment to this Form 10-K.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

   We are exposed to market risk from changes in foreign exchange and interest rates and, to a lesser extent, commodities. To reduce such risks, we selectively use financial instruments.

   As discussed in Note 2--"Summary of Significant Accounting Policies" in the accompanying notes to consolidated financial statements, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on September 1, 2000.

   Currency Risk--APW has international operations. In most instances, APW products are produced at manufacturing facilities located near the customer. As a result, significant volumes of finished goods are manufactured in countries for sale into those markets. For goods purchased from APW affiliates, APW denominates the transaction in the functional currency of the producing operation.

   APW adopted the following guidelines to manage our foreign exchange exposures:

    (i)increase the predictability of costs associated with goods whose purchase price is not denominated in the functional currency of the buyer;

   (ii)minimize the cost of hedging through the use of naturally offsetting positions (borrowing in local currency), netting, pooling; and

  (iii)where possible, sell product in the functional currency of the producing operation.

   APW's identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. APW periodically identifies naturally occurring offsetting positions and then purchases hedging instruments to protect against anticipated exposures. Based on APW's overall currency rate exposure, including derivative financial instruments and nonfunctional currency denominated receivables and payables, we do not believe a near-term 10% appreciation or depreciation of the U.S. dollar would have a significant effect on APW's financial position, results of operations and cash flows over the next fiscal year.

   Interest Rate Risk--APW periodically enters into interest rate swaps to stabilize financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, APW contracts with a counter-party to exchange the difference between a fixed rate of interest and a floating rate of interest applied to the notional amount of the swap. The effective portion of the derivative gain or loss due to a change in fair value is initially recorded as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The fair value of the Company's interest rate swap agreements was a liability of $2.4 million at August 31, 2001 and an asset of $0.2 million at August 31, 2000. A seventy-two (10% of our weighted average interest rate) basis-point change in interest rates on average long-term borrowings would have impacted net interest expense by approximately $4.3 million for the twelve months ended August 31, 2001.

   Commodity Prices--APW is exposed to fluctuation in market prices for steel. Therefore, APW has established a program for centralized negotiation of steel prices. This program allows APW to take advantage of economies of scale as well as to cap pricing. All business units are able to purchase steel under this arrangement. In general, the contracts lock steel pricing for 18 months and enable APW to pay less if market prices fall.

Item 8. Financial Statements and Supplementary Data

   Information required for this item is the subject of a Form 12b-25 filed with the Securities and Exchange Commission on November 29, 2001 and such information will be filed at a later date pursuant to an amendment to this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   On November 1, 2000, APW Ltd.'s board of directors appointed
PricewaterhouseCoopers LLP as the auditors for APW Ltd. for fiscal year 2001, subject to shareholders approval. On January 16, 2001 the appointment was approved by a shareholder vote.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference from the "Election of Directors" and "Other Information--Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on January 14, 2002 (the "2002 Annual Meeting Proxy Statement"). See also "Executive Officers of the Registrant" in Part I hereof.

Item 11. Executive Compensation

   The information required by this section is incorporated by reference from the "Board Meetings, Committees and Directors Compensation" section and the "Executive Compensation" section (other than the subsections thereof entitled "Report of the Compensation Committee of the Board of Directors on Executive Compensation" and "Performance Graph") of the 2002 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is incorporated by reference from the "Certain Beneficial Owners" and "Election of Directors" section of the 2002 Annual Meeting Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   The information required by this item is incorporated by reference from the "Certain Relationships and Related Transactions" section of the 2002 Annual Meeting Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)Documents filed as part of this report:

       1. Consolidated Financial Statements

          Information required for this item is the subject of a Form 12b-25 filed with the Securities and Exchange Commission on November 29, 2001 and such information will be filed at a later date pursuant to an amendment to this Form 10-K.

       2. Financial Statement Schedules

          Information required for this item is the subject of a Form 12b-25 filed with the Securities and Exchange Commission on November 29, 2001 and such information will be filed at a later date pursuant to an amendment to this Form 10-K.

       3. Exhibits

          See "Index to Exhibits" on pages 16 to 19, which is incorporated herein by reference.

    (b)Reports on Form 8-K:

      The following reports on Form 8-K were filed during the last quarter of fiscal 2001:

          None.

      The following reports on Form 8-K were filed subsequent to the end of the 2001 fiscal year:

          On October 2, 2001, the Company filed a Current Report on Form 8-K dated September 27, 2001, announcing the amendment of certain covenants related to the Company's Revolving Multi-Currency Credit Agreement.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APW Ltd.
                                          (Registrant)
Dated: November 29, 2001
                                                   /S/ RICHARD D. CARROLL
                                          By:__________________________________
                                                     Richard D. Carroll
                                             Vice President--Chief Financial
                                                          Officer

                                             (Principal Financial Officer and
                                                            duly
                                              authorized to sign on behalf of
                                                      the Registrant)

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

      Signature                         Title
      ---------                         -----

  /S/ RICHARD G. SIM   Chairman of the Board, President and
---------------------- Chief Executive Officer; Director
    Richard G. Sim

/S/ RICHARD D. CARROLL Vice President--Chief Financial Officer
---------------------- (Principal Financial Officer)
  Richard D. Carroll

  /S/ TODD A. ADAMS    Controller
---------------------- (Principal Accounting Officer)
    Todd A. Adams

  /S/ PETER DOUGLAS    Director
----------------------
    Peter Douglas

  /S/ JACK L. HECKEL   Director
----------------------
    Jack L. Heckel

  /S/ GERALD MCGOEY    Director
----------------------
    Gerald McGoey

  /S/ JOHN ZIEMNIAK    Director
----------------------
    John Ziemniak

/S/ JOHN J. MCDONOUGH  Director
----------------------
  John J. McDonough
--------
*  Each of the above signatures is affixed as of November 29, 2001

                                   APW Ltd.
                              (the "Registrant")
                         (Commission File No. 1-15851)

                          ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 2001
                               INDEX TO EXHIBITS

                                                                 Incorporated Herein              Filed
Exhibit                 Description                                By Reference To               Herewith
------- -------------------------------------------- ------------------------------------------- --------

  3.1   Memorandum of Continuance of APW Ltd.        Exhibit 3.1 to the Form 10 Registration
                                                     Statement dated May 1, 2000, as amended

  3.2   Form of Bye-laws of APW Ltd.                 Exhibit 3.2 to the Form 10 Registration
                                                     Statement dated May 1, 2000, as amended

  4.1   Rights Agreement, dated as of July 17, 2000, Exhibit 99.1 to the Form 8-A filed July 19,
        between APW Ltd. and Firstar Bank, N.A.,     2000
        as Rights Agent

  4.2   Form of Rights Certificate (attached as      Exhibit 99.3 to the Form 8-A filed July 19,
        Exhibit B to the Rights Agreement)           2000

  4.3   Amended and Restated Multi-Currency          Exhibit 4.1 to Form 10-Q for quarter ended
        Credit Agreement dated as of July 31, 2000   May 31, 2000
        among APW Ltd., APW North America Inc.,
        APW Holdings Denmark APS, various
        financial institutions, Bank One as
        Syndication Agent, The Chase Manhattan
        Bank as Documentation Agent and Bank of
        America, National Association, as
        Administrative Agent, arranged by Banc of
        America Securities LLC

  4.4   Form of Indenture for Securities             Exhibit 4.4 to the Form S-3 Registration
                                                     Statement filed September 29, 2000

  4.5   Form of Amended and Restated Multi-          Exhibit 4.1 to Form 8-K filed May 21, 2001
        Currency Credit Agreement among APW
        Ltd., Various Financial Institutions, Bank
        One N.A., Chase Manhattan Bank and Bank
        of America, National Associations

  4.6   Form of First Amendment to Amended and       Exhibit 4.2 to Form 8-K filed May 21, 2001
        Restated Receivables Purchasing Agreement
        among Applied Power Credit Corporation,
        APW North America, Inc., Barton Capital
        Corporation and Societe General

  4.7   Form of Warrant and Registration Rights      Exhibit 4.3 to Form 8-K filed May 21, 2001
        Agreement (U.S. Banks)

  4.8   Form of Warrant and Registration Rights      Exhibit 4.4 to Form 8-K filed May 21, 2001
        Agreement (U.K. Banks)

  4.9   Form of Reaffirmation of Loan Documents      Exhibit 4.5 to Form 8-K filed May 21, 2001

                                                                Incorporated Herein              Filed
Exhibit                 Description                               By Reference To               Herewith
------- ------------------------------------------- ------------------------------------------- --------

 4.10   Form of Intercreditor Agreement between     Exhibit 4.6 to Form 8-K filed May 21, 2001
        Barton Capital Corporation, Societe General
        and Bank of America, National Association

 4.11   Form of Guaranty (U.S. subsidiaries)        Exhibit 4.7 to Form 8-K filed May 21, 2001

 4.12   Form of Guaranty (U.K. subsidiaries)        Exhibit 4.8 to Form 8-K filed May 21, 2001

 4.13   Form of Debenture (U.S.)                    Exhibit 4.9 to Form 8-K filed May 21, 2001

 4.14   Form of Debenture (U.K.)                    Exhibit 4.10 to Form 8-K filed May 21, 2001

 4.15   Form of Assignment of Security Interest in  Exhibit 4.11 to Form 8-K filed May 21, 2001
        United States Trademarks and Patents among
        APW Ltd., APW North America, Inc. and
        Bank of America, National Association

 4.16   Form of Pledge Agreement among APW          Exhibit 4.12 to Form 8-K filed May 21, 2001
        Ltd., APW North America, Inc., Rubicon
        USA Inc. and Bank of America, National
        Association

 4.17   Form of Amendment to Pledge Agreement       Exhibit 4.13 to Form 8-K filed May 21, 2001

 4.18   Form of Security Agreement among APW        Exhibit 4.14 to Form 8-K filed May 21, 2001
        Ltd., APW North America, Inc., APW
        Holding Denmark APS and Bank of
        America, National Association

 4.19   Form of Amendment to Security Agreement     Exhibit 4.15 to Form 8-K filed May 21, 2001

 4.20   Form of Intercreditor Agreement by and      Exhibit 4.16 to Form 8-K filed May 21, 2001
        among Bank of America, NA, various
        financial institutions, Bank One, NA and
        Royal Bank of Scotland, plc

 4.21   Form of Amendment Agreement to the          Exhibit 4.17 to Form 8-K filed May 21, 2001
        Facility Agreement between APW Enclosure
        Products and Systems Limited and The
        National Westminster Bank plc

 4.22   Form of Amendment Agreement to the          Exhibit 4.18 to Form 8-K filed May 21, 2001
        Facility Agreement between APW
        Electronics Group plc, other Borrowers
        under the Agreement, and The Royal Bank of
        Scotland plc

 4.23   Form of Security Agreement by and among     Exhibit 4.19 to Form 8-K filed May 21, 2001
        APW Ltd., APW North America, Inc., APW
        Holding Denmark APS and The Royal Bank
        of Scotland plc

 4.24   Form of Royal Bank of Scotland Guaranty     Exhibit 4.20 to Form 8-K filed May 21, 2001

 4.25   Form of Assignment of Security interest in  Exhibit 4.21 to Form 8-K filed May 21, 2001
        United States Trademarks and Patents among
        APW Ltd., APW North America and The
        Royal Bank of Scotland, plc

                                                                 Incorporated Herein              Filed
Exhibit                 Description                                By Reference To               Herewith
------- -------------------------------------------- ------------------------------------------- --------

 4.26   Form of Pledge Agreement among APW           Exhibit 4.22 to Form 8-K filed May 21, 2001
        Ltd., APW North America Inc., APW
        Holding Denmark APS and The Royal Bank
        of Scotland plc

 4.27   First Amendment No. 1 to Amended and         Exhibit 10.1 of Form 8-K filed October 2,
        Restated Multi-Currency Credit Agreement     2001
        (including Schedules)

 4.28   First Amendment to Intercreditor Agreement   Exhibit 10.2 of Form 8-K filed October 2,
        (including Schedules)                        2001

 4.29   Amended RBS and National Westminster         Exhibit 10.3 of Form 8-K filed October 2,
        Credit Facility Agreement                    2001

 5.1    Opinion of Conveys Dill & Pearman as to      Exhibit 5.1 to the Form S-3 Registration
        securities                                   Statement filed September 29, 2000

 10.1   APW Ltd. 2000 Stock Incentive Plan           Exhibit 10.1 to the Form 10 Registration
                                                     Statement dated May 1, 2000, as amended

 10.2   Form of Contribution Agreement, Plan and     Exhibit 10.2 to the Form 10 Registration
        Agreement Regarding Litigation, Claims and   Statement dated May 1, 2000, as amended
        Other Liabilities between Applied Power Inc.
        and APW Ltd., dated as of July 21, 2000

 10.3   Form of General Assignment, Assumption       Exhibit 10.3 to the Form 10 Registration
        and Agreement Regarding Litigation, Claims   Statement dated May 1, 2000, as amended
        and Other Liabilities between Applied Power
        Inc. and APW Ltd., dated as July 21, 2000

 10.4   Form of Transitional Trademark Use and       Exhibit 10.4 to the Form 10 Registration
        License Agreement between Applied Power      Statement dated May 1, 2000, as amended
        Inc. and APW Ltd., dated as of July 21, 2000

 10.5   Form of Insurance Matters Agreement          Exhibit 10.5 to the Form 10 Registration
        between Applied Power Inc. and APW Ltd.,     Statement dated May 1, 2000, as amended
        dated as of July 21, 2000

 10.6   Form of Bill of Sale and Assumption of       Exhibit 10.6 to the Form 10 Registration
        Liabilities between Applied Power Inc. and   Statement dated May 1, 2000, as amended
        APW Ltd., dated as of July 21, 2000

 10.7   Form of Employee Benefits and                Exhibit 10.7 to the Form 10 Registration
        Compensation Agreement between Applied       Statement dated May 1, 2000, as amended
        Power Inc. and APW Ltd., dated as of July
        21, 2000

 10.8   Form of Tax Sharing and Indemnification      Exhibit 10.8 to the Form 10 Registration
        Agreement between Applied Power Inc. and     Statement dated May 1, 2000, as amended
        APW Ltd., dated as of July 21, 2000

 10.9   Form of Interim Administrative Services      Exhibit 10.9 to the Form 10 Registration
        Agreement between Applied Power Inc. and     Statement dated May 1, 2000, as amended
        APW Ltd., dated as of July 21, 2000

                                                              Incorporated Herein             Filed
Exhibit                Description                              By Reference To              Herewith
------- ------------------------------------------ ----------------------------------------- --------

 10.10  Form of Confidentiality and Nondisclosure  Exhibit 10.10 to the Form 10 Registration
        Agreement between Applied Power Inc. and   Statement dated May 1, 2000, as amended
        APW Ltd., dated as of July 21, 2000

 10.11  Form of Patent Assignment between Applied  Exhibit 10.11 to the Form 10 Registration
        Power Inc. and Wright Line Inc. (n/k/a APW Statement dated May 1, 2000, as amended
        Ltd.), dated as of July 21, 2000

 10.12  APW Ltd. Outside Directors' Stock Option   Exhibit 10.12 to the Form 10 Registration
        Plan                                       Statement dated May 1, 2000, as amended

 10.13  Change in Control Agreement for
        Richard Sim*

 10.14  Change in Control Agreement for
        Todd Adams*

 10.15  Change in Control Agreement for
        Susan Hrobar*

 10.16  Change in Control Agreement for
        William J. Albrecht*

 10.17  Change in Control Agreement for
        Kashyap Pandya*

 10.18  Change in Control Agreement for
        Ralph Sandle, Jr.*

 10.19  Change in Control Agreement for
        Richard D. Carroll*

 10.20  Change in Control Agreement for
        Joseph T. Lower*

 10.21  Change in Control Agreement for
        William Blackmore*

 10.22  Sim Letter assumed by APW*

 21.1   Subsidiaries of the Registrant                                                          X

 23.1   Consent of PricewaterhouseCoopers LLP*

 99.1   Press release dated September 27, 2001, by                                              X
        APW Ltd.

--------
    * In accordance with Rule 12b-25, these exhibits will be filed with Amendment No. 1 to this Form 10-K.