Form 10-K405/A
period 2001-08-31
APW LTD
filed 2001-12-14
CIK 1111938

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The following items were subject of a Form 12b-25 and are included herein:
Items 6., 7., 8. and 14. All other items are being refiled but not amended.

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   APW Ltd.

                                     INDEX

                                                                                         Page
                                                                                         ----
                                           PART I

Item 1.       Business..................................................................   3
Item 2.       Properties................................................................   9
Item 3.       Legal Proceedings.........................................................  10
Item 4.       Submission of Matters to a Vote of Security Holders.......................  10
Supplementary
  Item        Executive Officers of the Registrant......................................  10

                                           PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholders Matters....  12
Item 6.       Selected Financial Data...................................................  13
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                Operations..............................................................  15
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk................  32
Item 8.       Financial Statements and Supplementary Data...............................  33
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure..............................................................  34

                                          PART III

Item 10.      Directors and Executive Officers of the Registrant........................  35
Item 11.      Executive Compensation....................................................  35
Item 12.      Security Ownership of Certain Beneficial Owners and Management............  35
Item 13.      Certain Relationships and Related Transactions............................  35

                                           PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........  35

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

   Manufacturing. Our manufacturing operations include hard and soft metal tooling, plastic injection molded and structural foam parts, tool and die design and manufacturing, thermal management componentry, backplane boards, power supplies, cable assembly and printed circuit board population in Europe and North America. We manufacture components, subassemblies and systems both for sale as standard products and for incorporation into our custom integrated electronics enclosure systems. We employ just-in-time, single piece flow manufacturing and continuous improvement processes to reduce costs and shorten lead times. We are committed to maintaining World Class practices in our manufacturing operations and employ numerous techniques, including Kaizen events and global standardization, to continuously identify areas of improvement in our processes. We believe that our ability to achieve high levels of quality and delivery for highly customized products that have low, uneven demand is a competitive advantage.

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

                              Size (sq.
Location                        feet)   Owned/Leased
--------                      --------- ------------
Americas
Anaheim, California (2)        376,000     Leased
Camarillo, California (1)       36,000     Leased
Grass Valley, California (1)    75,000     Leased
Irvine, California              35,000     Leased
Poway, California              142,000     Leased
San Jose, California (1)        97,000     Leased
Monon, Indiana                 145,000     Leased
Monson, Massachusetts (1)      320,000     Owned
Worcester, Massachusetts       246,000     Leased
Champlin, Minnesota            184,000     Leased
Hudson, New Hampshire (1) (2)  102,000  Owned/Leased
Mount Olive, New Jersey         45,000     Leased
Robbinsville, New Jersey       133,000     Leased
Creedmoor, North Carolina      160,000     Owned
Erie, Pennsylvania             213,000     Leased
Austin, Texas                   71,000     Leased
Garland, Texas                 182,000     Leased
North Salt Lake, Utah          274,000     Leased
Radford, Virginia               65,000     Leased
Mayville, Wisconsin            500,000     Owned
Oak Creek, Wisconsin            75,000     Leased
Campinas, Brazil               200,000     Owned
Europe and Asia
Eastleigh, England             129,000     Leased
Middlesex, England             155,000     Leased
Sheffield, England             107,000     Owned
Smethwick, England              29,000     Leased
Southampton, England (2)       188,000     Leased
Beith, Scotland                142,000  Owned/Leased
Hamilton, Scotland             107,000     Owned
Dublin, Ireland                110,000     Leased
Galway, Ireland                 69,000  Owned/Leased
Cork, Ireland                   46,000  Owned/Leased
Bremen, Germany (1)             90,000     Owned
Beauvais, France                40,000  Leased/Owned
Aarup, Denmark                  58,000     Owned
Torinese, Italy                 45,000     Owned
Shanghai, China                 60,000     Leased

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

   The Company understands that it, Mr. Sim and Mr. Albrecht have been sued in connection with alleged violations of Federal securities laws which preceded a drop in the price of its common stock ending on March 20, 2001. The complaint, which is captioned Stewart Norman Hicks v. APW Ltd., et al., was filed on December 10, 2001. The complaint alleges violations of the Federal securities laws and seeks certification of a plaintiff class consisting of all purchasers of the Company's common stock between September 26, 2000 and March 20, 2001, inclusive. The complaint does not quantify the damages. The Company has not yet been served with the complaint and, therefore, cannot evaluate the merits of the claim.

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

Item 6. Selected Financial Data

   The following selected financial data have been derived from the Consolidated Financial Statements and financial information of APW Ltd. and its subsidiaries. The data should be read in conjunction with the Consolidated Financial Statements of APW Ltd. and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in Item 7. of this Form 10-K. The consolidated statement of operations data for the years ended August 31, 2001, 2000, 1999, 1998 and 1997 and the balance sheet data as of August 31, 2001, 2000, 1999 and 1998 have been derived from audited consolidated financial statements of APW Ltd. The consolidated balance sheet data as of August 31, 1997 has been derived from unaudited consolidated financial information of APW Ltd. not included in this Form 10-K:

                                                                       Year Ended August 31,
                                                           ---------------------------------------------
                                                           2001(1)   2000(1)     1999    1998(1)   1997
                                                           --------  --------  --------  -------  ------
                                                                (In millions, except per share data)
Consolidated statement of operations data:
   Net sales.............................................. $1,267.7  $1,239.5  $1,055.3  $ 593.2  $375.3
   Gross profit...........................................    231.3     323.2     291.8    194.1   146.7
   Operating expenses (2).................................    226.7     208.2     188.0    142.8    84.8
   Amortization expense...................................    194.3      23.9      20.9      7.8     3.0
   Restructuring expense..................................     17.0        --        --       --      --
   Loss on sale of subsidiary.............................      2.7        --        --       --      --
   Operating earnings (loss)..............................   (209.4)     91.2      82.9     43.5    58.8
   Net financing costs (3)................................     43.8      52.7      52.9     16.6     9.5
   Net other (income) expense.............................      2.4       5.0      (1.8)    (8.7)   (1.3)
   Earnings (loss) before income taxes....................   (255.6)     33.6      31.8     35.5    50.6
   Income tax expense (benefit)...........................    (23.4)     54.1      11.4     17.2    18.9
   Earnings (loss) before extraordinary loss..............   (232.2)    (20.5)     20.4     18.3    31.7
   Extraordinary loss, net of income tax benefit of
     $1.2 million (4).....................................       --      (2.1)       --       --      --
   Net earnings (loss)....................................   (232.2)    (22.6)     20.4     18.3    31.7
Basic and diluted earnings per share: (5)
   Earnings (loss) per share - before extraordinary items. $  (5.85) $  (0.53) $   0.53  $  0.48  $ 0.84
   Extraordinary loss net of tax..........................       --     (0.05)       --       --      --
                                                           --------  --------  --------  -------  ------
   Earnings (loss) per share.............................. $  (5.85) $  (0.58) $   0.53  $  0.48  $ 0.84
                                                           ========  ========  ========  =======  ======
   Weighted average common shares outstanding.............     39.7      39.1      38.8     38.4    37.9
                                                           ========  ========  ========  =======  ======
Consolidated balance sheet data (at end of period):
   Working capital........................................ $   56.4  $    5.4  $    6.6  $   9.9  $ 48.3
   Total assets...........................................  1,303.8   1,214.1   1,180.0    719.2   275.5
   Total debt (3).........................................    617.3     236.4     728.8    367.8   119.9
   Total equity...........................................    415.8     626.4     172.8    172.7    86.0
Other data:
   Cash flows - operating activities...................... $  (17.2) $   35.5  $   75.9  $  56.7  $ 25.4
   Cash flows - investing activities......................   (329.2)    (60.1)   (435.3)  (314.0)  (93.1)
   Cash flows - financing activities......................    360.1       9.3     373.7    249.3    74.6
   EBITDA (6).............................................     38.6     150.1     133.8     66.5    70.1
   Depreciation and amortization..........................    248.0      58.9      50.9     23.0    11.3
   Capital expenditures...................................     88.5      45.9      43.0     31.6    17.7

(1)Results of operations in fiscal 2001 include the following items: (i) $17.0 million restructuring charge for severance and lease exit costs; (ii) $23.5 million of other items related to the restructuring and amending the credit facilities; (iii) $17.6 million in asset write-downs of inventory, accounts receivable and equipment; (iv) $166.9 million write-down of goodwill; and
   (v) $2.7 million loss on the sale of a subsidiary.

   Results of operations in fiscal 2000 include the following items: (i) $3.3 million make-whole premium paid in connection with the early retirement of debt which is recorded as an extraordinary charge, net of tax; (ii) $6.5 million allocated charge for corporate reorganization costs associated with the Distribution of the Electronics business from Applied Power and organizing APW Ltd. in Bermuda; (iii) foreign currency loss of $3.3 million associated with Euro forward contracts; and (iv) $40.0 million charge to income tax expense associated with organizing APW Ltd. as a Bermuda company. See Note 3--"Goodwill Impairment, Restructuring and Other Charges" in the Notes to Consolidated Financial Statements for further discussion.

   Operating results in fiscal 1998 include allocated charges related to the ZERO merger, plant consolidation and product rationalization costs of $27.9 million before tax. Fiscal 1998 results also include an allocated net gain of $6.5 million before tax for gains recognized by ZERO for life insurance proceeds and the sale of property.

   Excluding the items discussed above, operating earnings were as follows for each of the periods presented (in millions):

                             Year Ended August 31,
                         -----------------------------
                          2001  2000  1999  1998  1997
                         ----- ----- ----- ----- -----
                         $17.5 $97.7 $82.9 $71.4 $58.8

(2)Through July 31, 2000, historical operating expenses include APW Ltd.'s allocated share of Applied Power's corporate general and administrative expenses. The allocation of Applied Power's corporate general and administrative expenses is based on estimated levels of effort devoted to APW Ltd. and the relative size of APW Ltd. compared to Applied Power's total revenues, operating profit, assets and employee headcount. See "Adjusted Historical Results of Operations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information.

(3)Applied Power's historical practice had been to incur indebtedness for its consolidated businesses at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Accordingly, through July 31, 2000, historical amounts include debt and related interest expense allocated to APW Ltd. from Applied Power based on the portion of Applied Power's investment in the Electronics business which was deemed to be debt. This allocation was generally based upon a cash flow model which details the historical uses of debt proceeds by the Electronics business and the deemed debt repayments by the Electronics business based on free cash flow. Management believes that the allocation of corporate debt and related interest expense for the historical periods prior to July 31, 2000 is reasonable. This historical allocation, however, is not indicative of the total amount of debt that APW Ltd. incurred upon completion of Applied Power's realignment of its consolidated debt as part of the Distribution. The outstanding debt amount for the year ended August 31, 2000 is the actual amount of debt that APW Ltd. assumed as part of the Distribution. See the "Consolidated Financial Statements and Notes" thereto for further discussion of APW Ltd. debt levels subsequent to the Distribution.

(4)Represents costs associated with a make-whole premium paid in connection with the early retirement of debt.

(5)Basic and diluted shares used to calculate earnings per share are the same as the historical Applied Power basic shares outstanding for the fiscal years ended August 31, 1999, 1998, and 1997, respectively. We have used Applied Power basic shares outstanding for the following reasons: (i) upon the Distribution, each shareholder of Applied Power common stock received an equivalent number of APW shares and; (ii) there was no potentially issuable common stock of APW during the periods presented prior to the Distribution. For the fiscal years ended August 31, 2001 and 2000, APW Ltd. was able to calculate the potentially issuable common stock and subsequently would have disclosed diluted earnings per share separately if there had been positive net earnings, respectively.

(6)"EBITDA" is defined as income from operations before depreciation and amortization. Management believes that EBITDA provides useful information regarding APW Ltd. and its subsidiaries' ability to service their indebtedness, but should not be considered in isolation or as a substitute for operating income or cash flow from operations, as determined in accordance with accounting principles generally accepted in the United States of America, as an indicator of operating performance or as a measure of APW Ltd. and its subsidiaries' liquidity. Excluding restructuring and other items (described in Note (1) above), EBITDA would have been as follows for each of the periods indicated (in millions):

                             Year Ended August 31,
                        -------------------------------
                        2001   2000   1999   1998  1997
                        ----- ------ ------ ----- -----
                        $85.9 $156.6 $133.8 $94.4 $70.1

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of our financial condition and our results of operations should be read in conjunction with our accompanying Consolidated Financial Statements and related notes thereto. Consolidated Financial Statements for fiscal 2000 and 1999 generally reflect the financial position, results of operations and cash flows of the Electronic business operations transferred to us from Applied Power in connection with the Distribution. Accordingly, for all periods presented prior to July 31, 2000, our Consolidated Financial Statements have been established from the consolidated financial statements of Applied Power using the historical results of our operations and historical basis of our assets and liabilities and the allocation methodology described under "Historical Allocations from Applied Power" below. We believe the assumptions underlying our financial statements are reasonable.

Overview

   We are a leading global technically enabled manufacturing services provider, focused on designing and integrating large electronic enclosure products. We have the capabilities to design and manufacture various subsystems for electronic products, including enclosures, power supplies, thermal management systems, printed circuit board assemblies, and cabling, either as individual subsystems or as integrated custom systems. We provide a wide range of integrated design, manufacturing and logistics services to customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. Operating in approximately 40 locations throughout North America, South America, Europe and Asia, we provide our solutions and services to original equipment manufacturers, primarily in the communications (datacom and telecom), computing (enterprise hardware - large servers, large data storage, networking) and Internet (application service providers, Internet service providers and web hosting) markets. Our customers include industry leaders such as Applied Materials, Cisco, Compaq, Cymer, EMC, Ericsson, Fujitsu, Hewlett-Packard, IBM, Lucent, Marconi, Motorola, NCR, Nokia, Nortel Networks and Sun Microsystems. Our ten largest customers comprised 42% of our net sales for fiscal 2001.

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

Historical Allocations from Applied Power

   Through July 31, 2000, Applied Power provided certain general and administrative services to us including administration, finance, legal, tax, treasury, information systems, corporate communications and human resources. The cost for these services was allocated to us by Applied Power based upon a formula that considered sales, operating profit, assets and headcount. Management believes that the allocation of cost for these services was reasonable. Since August 1, 2000, we have performed these general and administrative services using internal resources or purchased services.

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

   The above allocation methodologies followed in preparing the accompanying Consolidated Financial Statements prior to July 31, 2000 may not necessarily reflect our results of operations, cash flows, or financial position in the future, or what the results would have been had we been a separate, independent entity for all periods presented.

Recent Developments

   In September 2001, we amended certain debt covenants associated with our existing Multi-Currency Credit Facility, U.K. Facility Agreement and Accounts Receivable Facility (collectively, "credit facilities"). The amendment provides us with the ability to implement additional restructuring plans and to benefit from potential future equity capital raising initiatives. In addition, the amendment changes certain financial covenants. In December 2001, we further amended certain debt covenants associated with our credit facilities. The amendment provides us with the ability to implement additional restructuring plans and the ability to benefit from the potential sale of assets. In addition, the amendment changes certain financial covenants and eliminates certain mandatory reductions in the credit facilities in fiscal 2002. See further discussion at "Liquidity".

Acquisitions

   On December 15, 2000, we acquired certain assets and assumed certain liabilities of Industrial Metalurgica Bagarolli Ltda. ("IMB") located in Campinas, Brazil. IMB specializes in the design and manufacture of large indoor and outdoor enclosure systems, as well as sub-assemblies and integration services, to the telecom and financial services industries in South America. The purchase price totaled $19.0 million, including fees and expenses, with future consideration becoming payable during fiscal 2002 of $2.5 million to $5.5 million, depending on the attainment of targeted revenue and earnings before interest, taxes, depreciation and amortization levels. This acquisition was funded by borrowings under our revolving credit facility. This acquisition was accounted for using the purchase method, and the results of operations of the acquired company are included in the Consolidated Statement of Operations from the acquisition date. Allocations of the purchase price resulted in approximately $12.1 million of goodwill, to be amortized over 20 years (consistent with our acquisitions of this size and nature), and is subject to adjustment for any future consideration in excess of $2.5 million. As a result of our long-lived asset impairment assessment (see Note 3--"Goodwill Impairment, Restructuring and Other Charges" in the accompanying notes to consolidated financial statements), the goodwill associated with the acquisition of IMB was fully amortized during fiscal 2001.

   On February 16, 2001, we acquired the majority of the assets and assumed certain liabilities of the Mayville Metal Products Division ("Mayville") of Connell Limited Partnership. Mayville specializes in the design, manufacture and integration of large outdoor enclosures, primarily for the telecom industry. The purchase price consisted of: 1) $225.0 million in cash (funded by borrowings under our revolving credit facility); 2) 754,717 shares of our common stock, valued at approximately $25.0 million, subject to adjustment depending on Mayville's 2001 calendar year net sales; and (3) assumed liabilities of $17.1 million. With this acquisition, we issued an aggregate of 1,509,434 shares of common stock of which 754,717 are contingently returnable in the event Mayville's 2001 calendar year net sales do not attain targeted levels. The contingently returnable shares are not included in the aforementioned purchase price as of August 31, 2001 nor are those shares used to calculate the loss per share for fiscal 2001. This acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired company are included in the Consolidated Statement of Operations from the acquisition date. Allocations of the purchase price resulted in approximately $208.6 million of goodwill and other intangibles, to be amortized over periods not to exceed 40 years (consistent with our acquisitions of this size and nature), and are subject to adjustment for any earn-out.

Adjusted Historical Results of Operations

   In order to evaluate our underlying operating performance, adjusted historical financial information for fiscal 2001, 2000 and 1999 is presented below.

   The adjusted fiscal 2001 consolidated statement of operations presents our operations assuming the goodwill impairment, restructuring and other charges did not occur during fiscal 2001.

   The adjusted fiscal 2000 and 1999 consolidated statements of operations present our consolidated results of operations assuming that the transactions contemplated by the Distribution had been completed as of September 1, 1998, the first day of fiscal 1999.

   The adjusted historical financial information does not purport to be indicative of our results in the future or what the results of operations would have been had we been an independent, stand-alone entity during the periods shown. This adjusted historical financial information should be read in conjunction with the accompanying historical consolidated financial statements and related notes thereto.

                                   APW Ltd.
                 Adjusted Consolidated Statement of Operations
                             (Dollars in millions)

                                              Year Ended August 31, 2001
                                          ----------------------------------
                                                                    Adjusted
                                          Historical Adjustments   Historical
                                          ---------- -----------   ----------
  Net sales..............................  $1,267.7    $    --      $1,267.7
  Cost of products sold..................   1,036.4      (26.8)(1)   1,009.6
                                           --------    -------      --------
  Gross profit...........................     231.3       26.8         258.1
  Engineering, selling and administrative     226.7      (13.5)(2)     213.2
  Amortization of intangible assets......     194.3     (166.9)(3)      27.4
  Restructuring charges..................      17.0      (17.0)(4)        --
  Loss on sale of subsidiary.............       2.7       (2.7)(5)        --
                                           --------    -------      --------
  Operating earnings (loss)..............    (209.4)     226.9          17.5
  Net financing costs....................      43.8       (0.8)(6)      43.0
  Other (income) expense, net............       2.4         --           2.4
                                           --------    -------      --------
  Loss before income tax benefit.........    (255.6)     227.7         (27.9)
  Income tax benefit.....................     (23.4)      15.0(12)      (8.4)
                                           --------    -------      --------
  Net loss...............................  $ (232.2)   $ 212.7      $  (19.5)
                                           ========    =======      ========

                                   APW Ltd.
                 Adjusted Consolidated Statement of Operations
                             (Dollars in millions)

                                                      Year Ended August 31, 2000
                                                ----------------------------------
                                                                          Adjusted
                                                Historical Adjustments   Historical
                                                ---------- -----------   ----------
Net sales......................................  $1,239.5    $   --       $1,239.5(7)
Cost of products sold..........................     916.3        --          916.3
                                                 --------    ------       --------
Gross profit...................................     323.2        --          323.2
Engineering, selling and administrative........     201.6       1.2(8)       202.8
Amortization of intangible assets..............      23.9        --           23.9
Corporate reorganization expenses..............       6.5      (6.5)(9)         --
                                                 --------    ------       --------
Operating earnings.............................      91.2       5.3           96.5(7)
Net financing costs............................      52.6     (25.7)(10)      26.9
Other (income) expense, net....................       5.0        --            5.0(11)
                                                 --------    ------       --------
Earnings before income tax expense.............      33.6      31.0           64.6
Income tax expense.............................      54.1     (35.0)(12)      19.1
                                                 --------    ------       --------
Earnings (loss) before extraordinary item......     (20.5)     66.0           45.5
Extraordinary loss on early retirement of debt,
 net of income tax benefit of $1.2 million.....      (2.1)      2.1(13)         --
                                                 --------    ------       --------
Net earnings (loss)............................  $  (22.6)   $ 68.1       $   45.5(11)
                                                 ========    ======       ========

                                   APW Ltd.
                 Adjusted Consolidated Statement of Operations
                             (Dollars in millions)

                                                     Year Ended August 31, 1999
                                                 ----------------------------------
                                                                           Adjusted
                                                 Historical Adjustments   Historical
                                                 ---------- -----------   ----------
Net sales.......................................  $1,055.3    $   --       $1,055.3
Costs of products sold..........................     763.5        --          763.5
                                                  --------    ------       --------
Gross profit....................................     291.8        --          291.8
Engineering, selling and administrative expenses     188.0       4.6(8)       192.6
Amortization of intangible assets...............      20.9        --           20.9
                                                  --------    ------       --------
Operating earnings (loss).......................      82.9      (4.6)          78.3
Net financing costs.............................      52.9     (25.3)(10)      27.6
Other (income) expense, net.....................      (1.8)       --           (1.8)
                                                  --------    ------       --------
Earnings before income tax expense..............      31.8      20.7           52.5
Income tax expense..............................      11.4       4.4(12)       15.8
                                                  --------    ------       --------
Net earnings....................................  $   20.4    $ 16.3       $   36.7
                                                  --------    ------       --------

--------
(1)Adjustments to cost of products sold are: (i) $13.0 million inventory write-down primarily due to customer program modifications resulting in excess components; (ii) $12.6 million of equipment impairment charges related to facility closures; and (iii) $1.2 million of miscellaneous facility closure costs.

(2)Adjustments to engineering, selling and administrative expenses are: (i) $9.8 million write-off of an investment we assumed through a prior acquisition that became impaired during fiscal 2001; (ii) $2.5 million accounts receivable write-down related to accounts receivable deemed uncollectable during fiscal 2001; (iii) $0.5 million of miscellaneous facility closure costs; and (iv) $0.7 million of fees associated with amending our credit facilities.

(3)Adjustment to exclude a $166.9 million goodwill write-down resulting from the closing of certain facilities and the impairment assessment of long-lived assets performed during fiscal 2001.

(4)Adjustment excludes $6.8 million in lease exit costs related to facility closures and $10.2 million in severance associated with the involuntary termination of employees.

(5)Adjustment excludes a $2.7 million net loss on the sale of a subsidiary.

(6)Adjustment to net financing costs is $0.8 million of fees associated with amending our credit facilities.

(7)An Industrial business of Applied Power was transferred to APW Ltd. on August 1, 2000. This business was being held for sale by APW Ltd. and its results of operations have been included with APW Ltd. since that date. Excluding this business held for sale, APW Ltd.'s adjusted net sales and operating earnings are $1,237.9 million and $96.6 million, respectively.

(8)Adjustments to engineering, selling and administrative expenses represent the estimated incremental costs that would have been incurred by us for general corporate expenses if the Distribution had occurred on September 1, 1998, the beginning of fiscal 1999. For fiscal 2000 and 1999, total adjusted general corporate expenses are $12.0 million.

(9)Adjustment reflects the exclusion of our allocated portion of corporate reorganization costs incurred by Applied Power associated with the Distribution. The adjusted Consolidated Statements of Earnings reflect the Distribution as having taken place at September 1, 1998 and as such, the charge is excluded given that these corporate reorganization expenses would have been incurred by us before the Distribution.

(10)Adjustments reflect an adjustment to net financing costs based on our lower outstanding indebtedness and subsequent lower financing costs as a result of the debt realignment which occurred in conjunction with the Distribution. The weighted average interest rate used to calculate adjusted net financing costs for both fiscal 2000 and 1999 was 7.75%, and is based on interest rates for various types of our interest bearing obligations.

(11)Other (income) expense, net includes a $3.3 million loss on the termination of Euro forward contracts incurred in the fourth quarter of fiscal 2000. Excluding this item, adjusted net earnings for fiscal 2000 would have aggregated $47.6 million.

(12)Adjustment to income tax expense represents the anticipated lower effective tax rate of approximately 30% on the higher adjusted pre-tax earnings that we are expected to be subject to as a result of our reorganization as a Bermuda company.

(13)The adjustment represents the exclusion of the extraordinary loss on the early retirement of debt that was recorded during fiscal 2000, which was incurred in anticipation of the Distribution. The adjusted Consolidated Statement of Earnings presents our results as if the Distribution had occurred on September 1, 1998. Because we incurred the extraordinary loss before the Distribution, the adjusted forma results exclude this loss.

   The following table summarizes the above fiscal 2001, 2000 and 1999 adjusted consolidated statements of operations. This summary is provided for the following adjusted historical financial information portion of the management discussion and analysis of the fiscal 2001 versus fiscal 2000 operations and fiscal 2000 versus fiscal 1999 operations (amounts presented in millions):

                                                           As a percentage of Net Sales
                                 Years Ended August 31,       Years Ended August 31,
                              ---------------------------  --------------------------
                                2001      2000     1999      2001        2000    1999
                              --------  -------- --------  -----       ------  -----
Net sales.................... $1,267.7  $1,239.5 $1,055.3   100.0%     100.0%   100.0%
Gross profit.................    258.1     323.2    291.8    20.4%      26.1%    27.7%
Engineering, selling and
 administrative expenses.....    213.2     202.8    192.6    16.8%      16.4%    18.3%
Amortization of intangibles..     27.4      23.9     20.9     2.2%       1.9%     2.0%
Operating earnings...........     17.5      96.5     78.3     1.4%       7.8%     7.4%
Net financing costs..........     43.0      26.9     27.6     3.4%       2.2%     2.6%
Other (income) expense, net..      2.4       5.0     (1.8)    0.2%       0.4%    (0.2%)
Earnings (loss) before
 income tax expense (benefit)    (27.9)     64.6     52.5    (2.2%)      5.2%     5.0%
Income tax expense (benefit).     (8.4)     19.1     15.8    (0.7%)      1.5%     1.5%
Net earnings (loss)..........    (19.5)     45.5     36.7    (1.5%)      3.7%     3.5%

Fiscal 2001 Compared to Fiscal 2000

Net Sales

   Net sales for fiscal 2001 increased to $1.27 billion from $1.24 billion in fiscal 2000, an increase of 2.3% (6.1% excluding the negative impact of foreign currency translation). Fiscal 2001 net sales were negatively impacted by the broad based slow down in the technology sector which has resulted in reduced demand for some of our customers products and in turn has negatively impacted the demand those customers have for our products and services. This negative impact on sales is partially offset by: 1) the Company's diverse customer base as evidenced by the fact that net sales to the Company's top 10 customers only account for 42% of the Company's total net sales for fiscal 2001; and 2) the inclusion of net sales generated by the second quarter fiscal 2001 acquisitions of IMB and Mayville.

Geographic Sales

                                    Years Ended August 31,
              (Dollars in millions) ----------------------
                                       2001        2000    Change
                                     --------    --------  ------
                 Americas.......... $  780.3    $  734.3     6.3%
                 Europe and Asia...    487.4       505.2    (3.5%)
                                     --------    --------  -----
                    Total.......... $1,267.7    $1,239.5     2.3%
                                     ========    ========  =====

   Net sales in the Americas for fiscal 2001 increased to $780.3 million from $734.3 million in fiscal 2000, an increase of 6.3%. The increase was due to the inclusion of the acquisitions of IMB (completed in early second quarter of fiscal 2001) and Mayville (completed late in the second quarter of fiscal 2001) as well as a complete year of net sales related to the acquisition of Metalade in the second quarter of fiscal 2000. The increase in fiscal 2001 net sales resulting from the aforementioned acquisitions was offset by the broad based slow down in the technology sector.

   Net sales in Europe and Asia for fiscal 2001 decreased to $487.4 million from $505.2 million in fiscal 2000, a decrease of 3.5%. Foreign currency translation and our exit of the high-volume personal computer business adversely impacted fiscal 2001 Europe and Asia net sales compared to fiscal 2000. The appreciation of the U.S. dollar against the British Pound Sterling, Euro, and Danish Krone currencies adversely impacted translation of these currencies into U.S. dollars by $48 million. Our decision to exit the high-volume personal computer related business adversely impacted Europe and Asia net sales by approximately $38.6 million in fiscal 2001. Excluding both the adverse impact of foreign currency translation and the exit of the high-volume personal computer business, Europe and Asia net sales grew 16.3% in fiscal 2001.

Gross Profit

   Fiscal 2001 gross profit decreased to $231.3 million from $323.2 million in fiscal 2000, a decrease of 28.4%. As a percentage of net sales, fiscal 2001 gross profit was 18.2% compared to 26.1% in fiscal 2000. The decrease in gross profit as a percentage of net sales is primarily a result of a combination of factors: 1) $13.0 million of inventory write-offs primarily related to customer program modifications resulting in excess components; 2) $13.8 million of costs related to the restructuring (primarily equipment write-offs); 3) under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes; 4) start-up costs associated with new programs; and 5) a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins.

   On an adjusted historical basis, gross profit for fiscal 2001 decreased to $258.1 million from $323.2 million in fiscal 2000, a decrease of 20.1%. As a percentage of net sales, adjusted fiscal 2001 gross profit was 20.4% compared to 26.1% in fiscal 2000. The decrease in gross profit as a percentage of net sales is primarily a result of under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes, the scheduled start-up costs associated with new programs, and a change in sales mix with a decline in higher-margin programs and an increased level of lower-margin systems integration.

Operating Expenses

   Fiscal 2001 operating expenses were $226.7 million compared to $201.6 million in fiscal 2000, an increase of 12.5%. As a percentage of net sales, fiscal 2001 operating expenses were 17.9% compared to 16.3% for fiscal 2000. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. The increase in operating expenses as a percentage of net sales is primarily a result of a combination of factors: 1) $2.5 million of accounts receivable write-offs deemed uncollectable in the fiscal 2001 third quarter; 2) $9.8 million write-off of an investment assumed through a prior acquisition; 3) $0.7 million of charges related to the amendment of the credit facilities completed on May 15, 2001; 4) $0.5 million of costs associated with the restructuring plans; and 5) under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes.

   Fiscal 2000 operating expenses include an allocation of Applied Power's corporate general and administrative expenses based on estimated levels of effort devoted to APW and APW's relative size compared to Applied Power's total revenues, operating profit, assets and employee headcount. Management believes that the allocation of Applied Power's corporate general and administrative expense for the historical periods is reasonable. See "Historical Allocations from Applied Power" above for further discussion of operating expenses allocated to APW from Applied Power.

   On an adjusted historical basis, fiscal 2001 operating expenses grew to $213.2 million from $202.8 million in fiscal 2000, an increase of 5.1%. As a percentage of net sales, adjusted operating expenses increased to 16.8% in fiscal 2001 compared to 16.4% in fiscal 2000. Lower than anticipated sales volume, stemming from the broad based slow down in the technology sector, resulted in an under-absorption of costs which in turn increased adjusted operating expenses as a percentage of net sales. The dollar increase in operating expenses is primarily related to the additional operating expenses associated with the IMB and Mayville acquisitions completed in the fiscal 2001 second quarter.

Amortization of Intangible Assets

   Fiscal 2001 amortization of intangible assets (amortization) was $194.3 million compared to $23.9 million in fiscal 2000. Fiscal 2001 amortization as a percentage of net sales increased to 15.3% compared to 1.9% in fiscal 2000. The increase in amortization was primarily due to the $166.9 million write-down of goodwill in fiscal 2001 resulting from the closing of certain facilities and the long-lived asset impairment assessment we performed due to a deterioration of our operating results during fiscal 2001.

   On an adjusted historical basis, fiscal 2001 amortization was $27.4 million compared to $23.9 million in fiscal 2000. The increase in adjusted amortization was the result of the amortization of goodwill recorded for acquisitions made in the second and third quarters of fiscal 2000 and in the second quarter of fiscal 2001.

Divestiture

   On November 20, 2000, we completed the sale of a subsidiary for a net $1.7 million, which resulted in a net loss of $2.7 million.

Goodwill Impairment, Restructuring and Other Charges

   During fiscal 2001 we recognized pre-tax goodwill impairment, restructuring and other charges totaling $225.0 million. The components of the charges recorded during fiscal 2001 are as follows (dollars in millions):

                                                                           Nature of
                                                                   Charges  Charges
                                                                   ------- ---------
Facility closure costs:
 Severance........................................................ $ 10.2  Cash
 Lease exit costs.................................................    6.8  Cash
 Equipment impairment.............................................   12.6  Non-cash
 Other costs......................................................    1.7  Cash
                                                                   ------
   Total facility closure costs...................................   31.3
Goodwill impairment...............................................  166.9  Non-cash
Inventory and accounts receivable write-downs.....................   15.5  Non-cash
Investment write-off..............................................    9.8  Non-cash
Credit facility amendment fees....................................    1.5  Cash
                                                                   ------
Total pre-tax goodwill impairment, restructuring and other charges $225.0
                                                                   ======

   Facility closure costs are recorded in the fiscal 2001 Consolidated Statement of Operations as follows: 1) severance and lease exit costs totaling $17.0 million are recorded as restructuring charges; 2) equipment impairment charges of $12.6 million and other facility closure costs totaling $1.2 million are recorded as cost of products sold; and 3) $0.5 million of other facility closure costs are recorded as engineering, selling, and administrative costs.

  Restructuring

   In connection with the facility closure costs, our management developed formal plans to exit certain facilities and involuntarily terminate employees. Management's plans to exit certain facilities included the identification of duplicate manufacturing and sales facilities for closure and the transfer of the related operations to other facilities. Management currently anticipates that the facility closures and all related activities will be substantially complete within one year of the commitment dates of the respective exit plans.

   Of the $31.3 million in facility closure costs, $18.7 million are cash costs and $12.6 million are non-cash costs. Of the $18.7 million in cash costs, only $2.0 million are incremental cash costs that would not have been incurred in the next 12 months without undertaking these restructuring actions.

   The following table summarizes the activity with respect to fiscal 2001 restructuring charges (in millions, except employee data):

                                              Severance     Facilities  Total
                                          ----------------  ---------- -------
                                          Number of
                                          Employees Reserve  Reserve   Reserve
                                          --------- ------- ---------- -------
 Total reserve balance at August 31, 2000      --    $  --    $  --     $  --
 Add: fiscal 2001 charges................   2,602     10.2      6.8      17.0
 Less: fiscal 2001 utilization...........  (2,315)    (8.1)    (1.6)     (9.7)
                                           ------    -----    -----     -----
 Ending balance at August 31, 2001.......     287    $ 2.1    $ 5.2     $ 7.3
                                           ======    =====    =====     =====

  Goodwill and Equipment Impairment

   In fiscal 2001, we performed an impairment assessment of our long-lived assets, which include property, plant and equipment, goodwill and other intangible assets. The assessment was performed primarily due to a deterioration of our operating results during fiscal 2001 and the decision during fiscal 2001 to close certain facilities. As a result of the assessment, we recorded a $166.9 million impairment charge to reduce the carrying value of goodwill and a $12.6 million impairment charge to reduce the carrying value of equipment associated with closed facilities. The goodwill impairment charge is recorded as a component of amortization of intangible assets in the fiscal 2001 Consolidated Statement of Operations. The equipment impairment charge is recorded as cost of products sold in the fiscal 2001 Consolidated Statement of Operations. Each charge was measured, in accordance with the provisions of SFAS No. 121, based upon our estimated discounted cash flows. The assumptions supporting these cash flows were determined using our best estimates. The remaining long-lived assets will continue to be depreciated and amortized over their remaining useful lives, which management considers appropriate.

  Other Charges

   During fiscal 2001, we recorded write-downs of inventory and accounts receivable totaling $15.5 million primarily as a result of the broad based slowdown in the technology sector that began to occur during fiscal 2001. Inventory write-downs of $13.0 million are recorded as cost of products sold in the fiscal 2001 Consolidated Statement of Operations and primarily relate to customer program modifications resulting in excess components. Accounts receivable write-downs of $2.5 million are recorded as a engineering, selling and administrative expense in the fiscal 2001 Consolidated Statement of Operations and relate to certain accounts receivables that were deemed uncollectable during fiscal 2001.

   During fiscal 2001, we wrote-off a $9.8 million investment we assumed through a prior acquisition that became impaired. The write-off is recorded as a component of engineering, selling and administrative expense in the fiscal 2001 Consolidated Statement of Operations.

   On May 15, 2001, we amended our credit facilities, including our Multi-Currency Credit Agreement and U.K Facility Agreement. We incurred $1.5 million in fees associated with the amendment of which $0.7 million is recorded as engineering, selling and administrative expense and $0.8 million is recorded as net financing costs in the fiscal 2001 Consolidated Statement of Operations.

Operating Earnings (Loss)

   We incurred an operating loss of $209.4 million in fiscal 2001 compared to operating earnings of $91.2 million in fiscal 2000. The fiscal 2001 operating loss was due to $224.2 million of goodwill impairment, restructuring and other costs incurred during fiscal 2001 as well as reduced sales volumes, driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during fiscal 2001.

   On an adjusted historical basis, operating earnings aggregated $17.5 million and $96.5 million in fiscal 2001 and 2000, respectively. The decrease in fiscal 2001 operating earnings was primarily due to reduced sales volume, driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during fiscal 2001.

Net Financing Costs

   Fiscal 2001 net financing costs were $43.8 million compared to $52.7 million in fiscal 2000, a decrease of 16.9%. Included in fiscal 2001 net financing costs is $1.5 million of amortization related to capitalized fees associated with amending the financing facilities and $0.8 million in fees associated with amending the financing facilities. Fiscal 2000 net financing costs are net of an allocated $5.5 million pre-tax gain related to the unwinding of interest rate swap agreements in conjunction with obtaining a new credit facility in the fourth quarter of fiscal 2000. The decrease in net financing costs is due to lower levels of debt in fiscal 2001 as compared to the debt allocated to us in fiscal 2000 by Applied Power as described above in "Historical Allocations from Applied Power" as well as lower interest rates during fiscal 2001.

   On an adjusted historical basis, fiscal 2001 net financing costs were $43.0 million compared to $26.9 million in fiscal 2000, a 59.9% increase. The fiscal 2000 adjusted net financing costs were calculated using the debt structure after the Distribution and a 7.75% annual interest rate. This weighted average interest rate was generally representative of what Applied Power had been incurring on its debt portfolio historically. The increase in our net financing costs is a result of the increase in our outstanding indebtedness to fund the acquisitions of IMB and Mayville in the second quarter of fiscal 2001, capital expenditures, restructuring activities and operations during fiscal 2001. In addition, $1.5 million of incremental amortization related to capitalized fees associated with amending the credit facilities is included in fiscal 2001 net financing costs.

Other Expense, net

   Other expense, net was $2.4 million and $5.0 million in fiscal 2001 and 2000, respectively. Other expense, net includes foreign currency exchange gains and losses, as well as other miscellaneous, non-operating income and expenses. Fiscal 2000 other expense, net includes a pre-tax loss of $3.3 million associated with the termination of Euro forward contracts.

Income Tax Expense (Benefit)

   We recorded an income tax benefit of $23.4 million in fiscal 2001 compared to income tax expense of $54.1 million in fiscal 2000. Our effective income tax rate was 9.1% for fiscal 2001, compared to 161.2% for fiscal 2000. The fiscal 2000 effective tax rate was significantly greater due to the $40 million income tax provision we recorded when we reorganized as a Bermuda company. Excluding this item, the fiscal 2000 effective income tax rate would have been 42.0%. The decrease in the fiscal 2001 effective tax rate is primarily a result of the impact of the goodwill impairment charge and the Company's reorganization as a Bermuda company. See "Goodwill Impairment, Restructuring and Other Charges" above for further discussion of the goodwill impairment charge. See "The Distribution" above for further discussion of the reorganization as a Bermuda based company.

   Fiscal 2001 adjusted income tax benefit was $8.4 million compared to fiscal 2000 adjusted income tax expense of $19.1 million. The adjusted effective tax rate was 30.1% and 29.6% for fiscal 2001 and 2000, respectively.

Fiscal 2000 Compared to Fiscal 1999

Net Sales

   Fiscal 2000 net sales grew to $1.24 billion from $1.06 billion in fiscal 1999, an increase of 17% (21% excluding the adverse effect of foreign currency translation, caused by the U.S. dollar's appreciation against the British Pound Sterling, the Euro, and Danish Krone). Our net sales growth in fiscal 2000 accelerated in the second half of the fiscal year as growth in the last six months of fiscal 2000 over the comparable prior year period was 24% (26% excluding the adverse effect of foreign currency translation). In late fiscal 1999, we put a strategy in place to focus on targeted customers in the communications, computing, and Internet markets by dedicating sales, engineering, and program management resources to work with these accounts. We believe the successful implementation of our strategy from late fiscal 1999 throughout fiscal 2000, coupled with our ability to execute and deliver an integrated technical solution to our customers on a global basis, is the primary reason for our net sales growth in fiscal 2000, particularly in the second half. Our fiscal 2000 net sales growth was also influenced by the inclusion of acquisitions completed in fiscal 2000 and an additional month of sales from the Rubicon acquisition, which was completed in October 1998. Excluding acquisitions, net sales increased 12% in fiscal 2000 (16% excluding the adverse effect of foreign currency translation).

Geographic Sales

                                    Years Ended August 31,
              (Dollars in millions) ----------------------
                                       2000        1999    Change
                                     --------    --------  ------
                 Americas.......... $  734.3    $  576.0    27.5%
                 Europe and Asia...    505.2       479.3     5.4%
                                     --------    --------   ----
                 Total............. $1,239.5    $1,055.3    17.5%
                                     ========    ========   ====

   Fiscal 2000 Americas sales grew to $734.3 million from $576.0 million in fiscal 1999, an increase of 27.5%. Internal sales growth accounted for $124.2 million of the increase over fiscal 1999. The balance of the net sales increase, $33.1 million, was a result of acquisitions completed in the second half of fiscal 1999 and throughout fiscal 2000. The fiscal 2000 internal growth in Americas was primarily driven by growth in our custom integrated systems, thermal management and Internet business solutions product lines.

   Fiscal 2000 European and Asia sales grew to $505.2 million from $479.3 million in fiscal 1999, an increase of 5.4%. Our fiscal 2000 European and Asia net sales were adversely impacted by our decision to exit some high-volume personal-computer related business we inherited via acquisition. We are exiting this business in order to create capacity for our custom integrated systems product lines. The exit of this business adversely impacted European and Asia net sales by approximately $18.0 million in fiscal 2000. Foreign currency translation adversely impacted fiscal 2000 European and Asia net sales compared to fiscal 1999. The appreciation of the U.S. dollar against the British Pound Sterling, the Euro and Danish Krone currencies adversely impacted translation of these currencies into U.S. dollars by $42.1 million. Excluding both the adverse impact of foreign currency translation and the exit of the high-volume personal computer business, European and Asia net sales grew 18% in fiscal 2000 (13% as result of internal growth and 5% as a result of our acquisitions).

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

Operating Expenses

   Fiscal 2000 operating expenses grew to $208.2 million from $188.0 million in fiscal 1999, an increase of 11%. As a percentage of net sales, operating expenses were 16.8% for fiscal 2000, compared to 17.8% for fiscal 1999. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. Fiscal 2000 operating expenses also include a $6.5 million allocated charge for corporate reorganization expenses incurred by Applied Power related to the Distribution. The decrease in our fiscal 2000 operating expenses as a percentage of net sales is primarily the result of leverage on our existing organization infrastructure. In future periods, we will continue to focus on our business strategy to be customer focused and technically innovative on a global basis, which will require us to add engineers, program management, supply chain, and sales personnel as well as other functional support positions. We expect that our operating expenses expressed in dollars will continue to grow from year to year. Our goal is to continually identify ways to be more cost efficient, by either consolidating common functions between our facilities or by investing in technologies and information tools that will ultimately allow us to reduce operating expenses in both dollars and as a percentage of net sales.

   On an adjusted historical basis, fiscal 2000 operating expenses grew to $202.8 million from $192.6 million in fiscal 1999, an increase of 5%. As a percentage of net sales, adjusted operating expenses were 16.4% for fiscal 2000, compared to 18.3% for fiscal 1999. Our fiscal 2000 decrease in adjusted operating expenses as a percentage of net sales was primarily the result of the successful integration of acquisitions completed in the past two years, including the elimination of redundant functions, as well as the elimination of general corporate expenses of the acquired businesses. These decreases have been partially offset by increased operating expenses associated with adding organizational infrastructure to support our long-term growth objectives and strategy.

   Through July 31, 2000, historical operating expenses include an allocation of Applied Power's corporate general and administrative expenses based on our relative size compared to Applied Power's total revenues, operating profit, assets and employee headcount. We believe that the allocation of Applied Power's corporate general and administrative expense for the historical periods is reasonable. See ''Historical Allocations from Applied Power'' above for further discussion of operating expenses allocated to us from Applied Power. We expect that costs for these corporate functions will differ following the Distribution, and therefore, adjusted historical results reflect an adjustment for estimated incremental general corporate expenses to be incurred by us as an independent company. Although these adjustments are based upon available information and assumptions that we believe are reasonable, we may incur greater than expected selling, administrative and other expenses in connection with operating as an independent company.

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

Operating Earnings

   Fiscal 2000 operating earnings grew to $91.2 million from $82.9 million in fiscal 1999, an increase of 10%. As a percentage of net sales, operating earnings decreased to 7.4% from 7.9% in fiscal 1999. The primary reason for the increase in operating earnings in fiscal 2000 is the increased sales volume and the leverage of increased net sales volume on relatively small increases in operating expenses and amortization of intangible assets. The decrease in operating earnings as a percentage of net sales in fiscal 2000 versus fiscal 1999 is a result of the corporate reorganization expenses allocated to us from Applied Power of $6.5 million. Excluding those allocated corporate reorganization expenses, operating earnings as a percentage of net sales would have been 7.9%.

   On an adjusted historical basis, fiscal 2000 operating earnings grew to $96.5 million from $78.3 million in fiscal 1999, an increase of 23%. As a percentage of net sales, operating earnings increased to 7.8% from 7.4% in fiscal 1999. The increase in operating earnings in fiscal 2000 from fiscal 1999 is the result of the exclusion of corporate reorganization expenses allocated from Applied Power, as discussed above, and leverage we achieved on 17% net sales growth offset by only a 5% increase in operating expenses.

Net Financing Costs

   See ''Historical Allocations from Applied Power'' above for further discussion of net financing costs allocated to us from Applied Power.

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

   On an adjusted historical basis, fiscal 2000 net financing costs decreased to $26.9 million from $27.6 million in fiscal 1999. Our fiscal 2000 and fiscal 1999 adjusted net financing costs reflect our lower outstanding indebtedness and lower financing costs as a result of the Distribution and the debt realignment between us and Applied Power. We have calculated our adjusted net financing costs using a 7.75% annual interest rate for both fiscal years. This weighted average interest rate is representative of the rate that we were incurring on our debt portfolio in 2000.

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

Income Tax Expense

   Fiscal 2000 income tax expense grew to $54.1 million from $11.4 million in fiscal 1999. Our effective income tax rate was 161.2% in fiscal 2000, compared to 35.8% in fiscal 1999. Our fiscal 2000 effective income tax rate was significantly greater than our fiscal 1999 rate primarily as a result of the $40.0 million income tax provision we recorded when we reorganized as a Bermuda company. Excluding this one-time item, our fiscal 2000 effective income tax rate was 42.0%. Our fiscal 2000 effective income tax rate also increased over the fiscal 1999 effective income tax rate because a higher percentage of our total pre-tax income in fiscal 2000 was derived domestically. Our domestic income is taxed at a higher rate than our foreign income.

   The goodwill and subsequent amortization expense recorded as a result of most of our acquisitions is non-deductible for tax purposes. Effective income tax rates were higher than the statutory rate for all periods presented primarily as a result of state income taxes and non-deductible amortization of goodwill, partially offset by net effects of foreign tax rates and credits. We believe that our effective tax rate should decrease as a result of reorganizing as a Bermuda company. As such, adjusted income tax expense represents the anticipated lower effective income tax rate of 30% on the higher adjusted pre-tax earnings that we expect to be subject to after the Distribution, debt realignment and reorganization in Bermuda.

   We have agreed to indemnify Applied Power against certain tax liabilities arising from the reorganization leading up to the Distribution. The reorganization, including the merger and our continuation as a Bermuda company, involves taxable transactions. Under a tax sharing agreement we entered into with Applied Power, we will be responsible for federal and state income taxes resulting from the reorganization transactions. As a result, we will bear the risk of any audit adjustments by the IRS or other taxing authorities challenging the reporting of the reorganization transactions.

Extraordinary Loss

   In fiscal 2000, we recorded an extraordinary loss of $2.1 million, ($3.3 million pre-tax, net of a $1.2 million tax benefit) that relates to a make-whole premium paid in connection with the early retirement of $50.0 million of senior promissory notes of a ZERO subsidiary due March 8, 2011.

Liquidity and Capital Resources

Cash Flows

                                         Fiscal   Fiscal  Fiscal
                                          2001     2000    1999
             (in millions)               -------  ------  -------
             Cash provided by (used in):
                Operating activities.... $ (17.2) $ 35.5  $  75.9
                Investing activities....  (329.2)  (60.1)  (435.3)
                Financing activities....   360.1     9.3    373.7

   Cash and cash equivalents totaled $8.5 million at August 31, 2001 and $0.6 million at August 31, 2000.

   Net cash used in operating activities was $17.2 million in fiscal 2001 compared to $35.5 million provided by operations in fiscal 2000. The decrease in cash flow from operations was primarily due to the negative impact of the broad based slow down in the technology sector on fiscal 2001 earnings, a $30.0 million payment to Actuant under the tax sharing agreement we entered into as part of the Distribution, other tax payments totaling $14.5 million and restructuring related payments totaling $11.1 million. These uses of cash were mainly offset by improvements in working capital.

   The decrease in fiscal 2000 cash flow from operations when compared to fiscal 1999 is primarily due to additional expenditures related to the corporate reorganization and the subsequent Distribution. Another factor contributing to the decrease was an increase in accounts receivable at August 31, 2000, mainly due to the increase in sales in the second half of fiscal 2000 versus the second half of fiscal 1999.

   Net cash used in investing activities was $329.2 million in fiscal 2001 compared to $60.1 million in fiscal 2000 and $435.3 million in fiscal 1999. The use of cash in fiscal 2001 primarily consisted of $241.5 million used for business acquisitions and capital expenditures of $88.5 million. Net cash used in investing activities in 2000 and 1999 primarily consisted of investments in, and acquisitions of businesses totaling $13.3 million and $401.9 million, respectively, and capital expenditures of $45.9 million and $43.0 million, respectively.

   Capital expenditures significantly decreased in the second half of 2001 to approximately $30.7 million from $57.8 million in the first half of fiscal 2001. APW Ltd. anticipates that capital expenditures will be less than $30.0 million during fiscal 2002.

   Net cash provided by financing activities was $360.1 million, $9.3 million and $373.7 million in fiscal 2001, 2000 and 1999, respectively. Fiscal 2001 financing activities consisted of net revolver borrowings of $434.4 million, commercial paper repayments of $51.2 million, a reduction in the accounts receivable facility of $20.9 million and the payment of $7.7 million in debt financing costs. Fiscal 2000 financing activities include $33.0 million of net cash investments by and advances from Applied Power, net proceeds of $26.1 million from a sale-leaseback transaction related to five properties located in the United States and $53.4 million of net principal payments on long-term debt. Fiscal 1999 financing activities include $359.8 million of net cash investments by and advances from Applied Power, $37.1 million of proceeds from the accounts receivable facility and $24.0 million of principal payments on long-term debt.

Capitalization

   Debt at August 31, 2001 totaled $617.3 million, an increase of $380.9 million since the beginning of fiscal 2001. The increase in debt was primarily due to the funding of business acquisitions totaling $241.5 million and $88.5 million in capital expenditures as well as the need to fund operations due to the broad based slow down in the technology sector during fiscal 2001. In addition, a decrease in the accounts receivable facility required borrowings of $20.9 million during fiscal 2001.

   Debt at August 31, 2000 totaled $236.4 million, a decrease of approximately $492.4 million since the beginning of the fiscal year. The significant decrease in debt was a result of the debt realignment between APW and Applied Power in connection with the Distribution, net principal payments on debt through cash flow from operations and sale-leaseback financing activities, offset by additional debt incurred to fund fiscal 2000 acquisitions. See "Historical Allocations from Applied Power" above for discussion of Applied Power debt allocated to APW before July 31, 2000.

   APW was formed as an indirect wholly owned subsidiary of Applied Power through a continuation of an existing company (previously named Wright Line, Inc. and now named APW Ltd.) in Bermuda. As a result, APW became a Bermuda company and at such time issued 1.2 million shares owned indirectly by Applied Power. In connection with the Distribution, APW issued additional shares totaling 37,997,135, which were held indirectly by Applied Power and on July 31, 2000, Applied Power distributed all 39,197,135 shares to the shareholders of Applied Power. In addition, as a result of the above discussed debt realignment between APW and Applied Power, our total equity was increased significantly due to the additional investment by Applied Power to retain a certain portion of our allocated debt.

   Prior to the Distribution, "Combined equity" in our Consolidated Financial Statements represents Applied Power's cumulative net investment in APW's combined businesses. Changes in ''Combined equity'' represent our net income
(loss), net cash and non-cash contributions from distributions to Applied Power, changes in allocated corporate debt and allocated corporate interest, net of tax.

Liquidity

   On May 15, 2001, we amended our credit facilities. The amended credit facilities continue with their original expiration date of July 31, 2003. The amendment resulted in increased interest spreads, new financial covenant tests, the pledging of substantially all the Company's and its subsidiaries' assets as collateral under the credit facilities and the issuance of common stock warrants of 5% of the common stock outstanding on May 15, 2001 (approximately
2.1 million shares). In addition, the amendment reduced the facility limit on the Multi-Currency Credit Agreement from $600.0 million to $570.0.

   On September 27, 2001, the Company's lenders amended certain debt covenants associated with our credit facilities. These revised covenants were established based upon APW management's financial forecasts prior to the events of September 11, 2001. Throughout the first fiscal quarter of 2002, our Company, like others in our industry, experienced a significant decline in net sales compared to prior periods and compared to management's financial forecasts that were the basis for the financial covenants set forth in the September 27, 2001 amendment. Such declines are related to a number of factors, certain of which were impacted by the terrorist attacks that took place in the United States on September 11, 2001. Those terrorist attacks were unprecedented events which have created many economic and political uncertainties. On December 13, 2001, the Company's lenders again amended certain debt covenants associated with the Company's credit facilities to reflect the Company's revised financial forecasts as of that point in time. The revisions in the covenants were considered necessary due to the magnitude of the decline in the first fiscal 2002 quarter actual results compared to prior periods and management's forecasts. In addition, the amendment repriced the outstanding warrants issued in conjunction with the May 15, 2001 amendment to the closing price of our common stock on December 10, 2001 of $1.98 and eliminated the previous reduction provision if the Company met repayment targets by August 31, 2002. The Company also issued warrants for 9.9% of the common stock outstanding on December 13, 2001 (approximately 4.1 million shares) at a price of $0.01. These $0.01 warrants are cancelled if the credit facilities are repaid by July 31, 2002 (entirely cancelled) or September 30, 2002 (49.5% cancelled).

   If the magnitude of the decline in net sales continues or we experience a significant change in our cost structure, we may not be able to comply with the covenants which were agreed to with the Company's lenders as of December 13, 2001. Further, such covenants contemplate the sale of one of the Company's divisions during the second fiscal 2002 quarter. Should this transaction not be completed during the second fiscal 2002 quarter for any reason, we would likely violate a financial covenant during our second fiscal 2002 quarter ending February 28, 2002.

   APW's management plans to continue to aggressively pursue additional revenue opportunities within its core customer markets. We have adopted several restructuring plans during fiscal 2001 in an effort to reduce costs in the wake of declining net sales experienced during fiscal 2001. These programs resulted in restructuring charges during fiscal 2001 and have provided cost savings which are expected to continue into the future. Management plans to consider additional cost-reduction programs, as necessary, to further align the Company's cost base with net sales.

   While the Company's revised financial forecasts reflect management's best estimates, there can be no assurances that our fiscal 2002 financial forecasts, which are the basis of the current financial covenants, will be achieved. If our actual operating performance does not substantially meet the fiscal 2002 financial forecasts associated with the amended covenants, we may have difficulty achieving compliance with certain debt covenants in our amended credit facilities. If we fail to comply with debt covenants for any reason, we may have to consider a number of the following measures: (a) obtain a waiver of default for the violated covenant(s); (b) obtain an amendment of the covenants in the existing credit facilities; (c) seek additional sources of debt financing, which likely would be subject to obtaining necessary lender consents; (d) seek additional equity financing or other strategic alternatives;
(e) restructure our obligations and/or the business; or (f) consider a combination of the foregoing. Given these circumstances, the Company is evaluating its alternatives. There can be no assurances that the aforementioned alternatives would be available to the Company in the future. If this were the case, a future violation of debt covenants would cause a material adverse effect on our ability to continue in our present form and to achieve our intended business objectives.

   The amended Multi-Currency Credit Agreement is used to finance working capital, capital expenditures and other general corporate requirements. Under the amended Multi-Currency Credit Agreement, the Company can borrow at a fixed rate of LIBOR plus 3.500% annually. As of August 31, 2001, based upon our current total borrowings, the weighted average interest rate was 7.206%. A non-use fee computed at the rate of 0.500% is payable quarterly on the average unused portion under the amended Multi-Currency Credit Agreement. This amended Multi-Currency Credit Agreement contains restrictions concerning permitted investments, permitted liens on assets and the sale of assets.

   The amended U.K. Facility Agreement, providing 52.2 million British Pounds Sterling (approximately $75.9 million) in borrowings, is used to finance working capital, capital expenditures and other general corporate purposes. This amended agreement expires on July 31, 2003. Similar to the amended Multi-Currency Credit Agreement, the amended U.K. Facility Agreement includes restrictions concerning investments, liens on assets and sale of assets. As of August 31, 2001, based upon our current total borrowings, the weighted average interest rate was 8.230%.

   During the fiscal 2001 third quarter, we ceased issuing commercial paper and commenced the redemption of all outstanding commercial paper on the original maturity dates. As of August 31, 2001, we have no outstanding commercial paper.

   On July 31, 2000, as part of the Distribution, we assumed Applied Power's $150.0 million off-balance sheet accounts receivable facility. The Accounts Receivable Facility (facility) was amended to decrease the amount available from $150.0 million to $80.0 million on April 4, 2001. The facility was further amended on May 15, 2001 to extend the agreement to May 14, 2002. At August 31, 2001, $58.0 million of receivable interests were sold under this facility.

   At August 31, 2001 and November 30, 2001, we had $52.4 million and $24.0 million, respectively, of borrowings available under our two credit facilities. In addition, at August 31, 2001 and November 30, 2001, although we sold all eligible accounts receivable under our accounts receivable facility, we had the availability to sell an incremental $22 million and $35.4 million, respectively.

   On September 29, 2000, APW filed a registration statement on Form S-3 with the Securities and Exchange Commission utilizing a "shelf" registration process. We may from time to time offer any combination of securities described in the registration statement in one or more offerings with a total initial offering price of up to $500.0 million. We continuously evaluate certain possible issuances and any net proceeds will be used to repay, in part, existing indebtedness, to finance capital expenditures and for general corporate purposes.

   We have not paid any cash dividends on the Company's common stock. We are prohibited under the bank credit facilities arrangements from paying any cash dividends, with the exception of dividends payable on the preferred stock of a subsidiary of the Company. We currently intend to retain any earnings for use in the business and do not anticipate paying cash dividends on common stock for the foreseeable future.

European Economic Monetary Union

   On January 1, 1999, eleven of the European Union countries (including eight countries in which we have operations) adopted the Euro as their single currency, resulting in fixed conversion rates between their existing currencies (''legacy currencies'') and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. Following the introduction of the Euro, the legacy currencies remain legal tender in the participating countries during the transition through January 1, 2002. Beginning on January 1, 2002, the European Central Bank will issue Euro-denominated bills and coins for use in cash transactions. On or before July 1, 2002, the participating countries will withdraw all legacy bills and coins and use the Euro as their legal currency.

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

Environmental Compliance

   The Company has facilities in a number of geographic locations that are subject to a range of environmental laws and regulations. Compliance with these laws has and will require expenditures on a continuing basis. Predecessors to APW Ltd. have been identified by the United States Environmental Protection Agency ("EPA") as "Potentially Responsible Parties" regarding various multi-party Superfund sites. Potentially Responsible Parties are jointly and severally liable with respect to Superfund site remediation liabilities. Any liability in connection with these sites has been assumed by APW Ltd. Based on our investigations, we believe that we are a de minimis participant in certain of these sites. As to one site, we are a minor participant, and our share of estimated cleanup costs is not likely to exceed $1.1 million. As to another EPA site where we are not a de minimis participant, the state has required us to conduct additional ground water testing at our former manufacturing facility, and we cannot reasonably estimate the amount of our liability, if any. In addition, we are also involved in other state clean up actions for which we believe the aggregate costs of remediation are adequately reserved for.

   We anticipate that environmental costs will be expensed or capitalized depending on their future economic benefits. Expenditures that have no future economic value will be expensed. Liabilities will be recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental expenditures over the last three years for us have not been significant. Although the level of future expenditures for environmental remediation is impossible to determine with any degree of certainty, in our opinion these costs are not likely to have a material adverse effect on our financial position, results of operations or cash flows. Environmental remediation accruals of $4.4 million and $3.2 million were included in our Consolidated Balance Sheets at August 31, 2001 and 2000, respectively.

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

New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, " Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 is effective for us as of July 31, 2001. SFAS No. 142 will be effective for the Company on September 1, 2002 for existing goodwill and intangible assets. The Company is currently evaluating the impact of SFAS No. 142.

   In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. The Company is required to adopt SFAS No. 143 on September 1, 2002. The Company is currently evaluating the impact of SFAS No. 143.

   In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset. The Company will be required to adopt SFAS No. 144 on September 1, 2002. The Company is currently evaluating the impact of SFAS No. 144.

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

Item 8. Financial Statements and Supplementary Data

   Unaudited quarterly financial data for fiscal 2001 and fiscal 2000 is as follows (in millions, except per share amounts):

                                                         2001 (Unaudited)
                                              -------------------------------------
                                              FIRST (1) SECOND  THIRD (2) FOURTH (3)
                                              --------- ------  --------- ----------
   Net sales.................................  $359.7   $317.6   $300.2    $ 290.2
   Gross profit..............................    90.8     63.4     31.8       45.4
   Net earnings (loss).......................    12.8     (5.9)   (54.7)    (184.3)
                                               ======   ======   ======    =======
       Basic earnings (loss) per share.......  $ 0.33   $(0.15)  $(1.37)   $ (4.61)
                                               ======   ======   ======    =======
       Diluted earnings (loss) per share.....  $ 0.31   $(0.15)  $(1.37)   $ (4.61)
                                               ======   ======   ======    =======

                                                                   2000 (Unaudited)
                                                        -------------------------------------
                                                        FIRST  SECOND (4) THIRD (5) FOURTH (6)
                                                        ------ ---------- --------- ----------
   Net sales........................................... $289.1   $277.1    $319.8     $353.5
   Gross profit........................................   77.4     72.3      82.7       90.8
   Net earnings (loss).................................    6.4      2.5       6.3      (37.8)
                                                        ======   ======    ======     ======
   Basic and diluted earnings (loss) per share--
       Before extraordinary item....................... $ 0.17   $ 0.11    $ 0.16     $(0.97)
       Extraordinary loss net of tax...................     --    (0.05)       --         --
                                                        ------   ------    ------     ------
       Basic and diluted earnings (loss) per share..... $ 0.17   $ 0.06    $ 0.16     $(0.97)
                                                        ======   ======    ======     ======

   -----

    (1)Includes $2.7 million loss on the sale of a subsidiary.

    (2)Includes: (i) $12.5 million restructuring charge for severance and lease exit costs, (ii) $15.4 million in other items related to the restructuring and fees associated with amending the credit facilities, and (iii) $17.6 million in non-cash asset write-offs of inventory, accounts receivable and equipment.

    (3)Includes: (i) $4.5 million restructuring charge for severance and lease exit costs, (ii) $8.1 million in other items related to the restructuring, and (iii) $166.9 million write-down of goodwill.

    (4)Includes $2.2 million allocated charge for the second quarter of fiscal 2000 for corporate reorganization fees and expenses associated with the Distribution and the incorporation of APW Ltd. as a Bermuda company. Those fees and expenses which are included in the Consolidated Statements of Operations represent APW Ltd.'s allocated portion of legal, accounting, tax and investment banking fees incurred for services related to the transaction.

       Also in the second quarter of fiscal 2000, a $3.3 million make-whole premium ($2.1 million net of tax benefit) was paid in connection with the early retirement of debt in anticipation of the Distribution. This charge is recorded in the Consolidated Statements of Operations, as an extraordinary item, net of tax.

    (5)Includes $0.6 million allocated charge for the third quarter of fiscal 2000 for corporate reorganization fees and expenses associated with the Distribution and the incorporation of APW Ltd. as a Bermuda company. Those fees and expenses which are included in the Consolidated Statements of Operations represent APW Ltd.'s allocated portion of legal, accounting, tax and investment banking fees incurred for services related to the transaction.

    (6)Includes a $3.7 million allocated charge for the fourth quarter of fiscal 2000 for corporate reorganization fees and expenses associated with the Distribution and the incorporation of APW Ltd. as a Bermuda company. Those fees and expenses which are included in the Consolidated Statements of Operations represent APW Ltd.'s allocated portion of legal, accounting, tax and investment banking fees incurred for services related to the transaction.

       Includes a $3.3 million foreign currency loss ($2.1 million net of tax benefit) associated with Euro forward contracts.
       Includes a $40.0 million income tax provision was recorded as a result of reorganizing as a Bermuda company.

   The Consolidated Financial Statements are included on pages 38 to 63 and are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   On November 1, 2000, APW Ltd.'s board of directors appointed
PricewaterhouseCoopers LLP as the auditors for APW Ltd. for fiscal year 2001, subject to shareholders approval. On January 16, 2001 the appointment was approved by a shareholder vote.

   On October 29, 2001 APW Ltd.'s board of directors appointed
PricewaterhouseCoopers LLP as the auditors for APW Ltd. for fiscal year 2002, subject to shareholder approval.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)Documents filed as part of this report:

       1. Consolidated Financial Statements

          See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 36, the Report of Independent Accountants on page 37 and the Consolidated Financial Statements on pages 38 to 63, all of which are incorporated herein by reference

       2. Financial Statement Schedules

          See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 36, the Report of Independent Accountants on Financial Statement Schedule on page 64, all of which are incorporated herein by reference.

       3. Exhibits

          See "Index to Exhibits" on pages 67 to 70, which is incorporated herein by reference.

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

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE


    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                        Page
    ------------------------------------------                        -----

    Report of Independent Accountants................................    37

    Consolidated Statements of Operations
       For the years ended August 31, 2001, 2000 and 1999............    38

    Consolidated Balance Sheets
       As of August 31, 2001 and 2000................................    39

    Consolidated Statements of Shareholders' Equity
       and Comprehensive Income (Loss)
       For the years ended August 31, 2001, 2000 and 1999............    40

    Consolidated Statements of Cash Flows
       For the years ended August 31, 2001, 2000 and 1999............    41

    Notes to Consolidated Financial Statements....................... 42-63

    INDEX TO FINANCIAL STATEMENT SCHEDULE
    -------------------------------------

    Report of Independent Accountants on Financial Statement Schedule    64

    Schedule II--Valuation and Qualifying Accounts...................    65


All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of APW Ltd.:

   In our opinion, the consolidated financial statements listed in the index incorporated by reference under Item 14(a)(1) on page 35 present fairly, in all material respects, the financial position of APW Ltd. and its subsidiaries at August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
October 1, 2001, except for information in Note 3 as it relates to the goodwill impairment, and except for information in Note 17, for which the date is December 13, 2001

                                   APW LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                               Years Ended August 31,
                                                         ----------------------------------
                                                            2001        2000        1999
                                                         ----------  ----------  ----------
Net sales............................................... $1,267,684  $1,239,542  $1,055,338
Cost of products sold...................................  1,036,348     916,294     763,585
                                                         ----------  ----------  ----------
   Gross profit.........................................    231,336     323,248     291,753
Engineering, selling and administrative expenses........    226,734     201,611     187,991
Amortization of intangible assets.......................    194,342      23,918      20,876
Corporate reorganization expenses.......................         --       6,541          --
Restructuring charges...................................     16,981          --          --
Loss on sale of subsidiary..............................      2,667          --          --
                                                         ----------  ----------  ----------
   Operating earnings (loss)............................   (209,388)     91,178      82,886
Other expense (income)
   Net financing costs..................................     43,762      52,657      52,857
   Other expense (income), net..........................      2,418       4,967      (1,786)
                                                         ----------  ----------  ----------
Earnings (loss) before income tax expense...............   (255,568)     33,554      31,815
Income tax expense (benefit)............................    (23,372)     54,093      11,390
                                                         ----------  ----------  ----------
Net earnings (loss) before extraordinary item...........   (232,196)    (20,539)     20,425
Extraordinary loss on early retirement of debt,
  net of income tax benefit of $1,250...................         --      (2,083)         --
                                                         ----------  ----------  ----------
Net earnings (loss)..................................... $ (232,196) $  (22,622) $   20,425
                                                         ==========  ==========  ==========
Basic and diluted earnings (loss) per share:
   Earnings (loss) per share--before extraordinary item. $    (5.85) $    (0.53) $     0.53
   Extraordinary loss, net of tax benefit...............         --       (0.05)         --
                                                         ----------  ----------  ----------
   Earnings (loss) per share............................ $    (5.85) $    (0.58) $     0.53
                                                         ==========  ==========  ==========
   Weighted average common shares outstanding...........     39,664      39,077      38,825
                                                         ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements

                                   APW LTD.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                   August 31,
                                                                             ----------------------
                                                                                2001        2000
                                                                             ----------  ----------
ASSETS
Current assets
   Cash and cash equivalents................................................ $    8,542  $      570
   Accounts receivable, net.................................................    112,992     118,481
   Inventories..............................................................    135,019     155,402
   Prepaid expenses.........................................................     14,325      11,114
   Deferred income taxes....................................................     16,650      12,035
                                                                             ----------  ----------
       Total current assets.................................................    287,528     297,602
Property, plant and equipment...............................................    477,915     359,007
   Less: Accumulated depreciation...........................................   (222,886)   (181,975)
                                                                             ----------  ----------
       Net property, plant and equipment....................................    255,029     177,032
Goodwill, net...............................................................    679,225     673,060
Other intangibles, net......................................................     27,616       9,262
Other assets................................................................     54,446      57,114
                                                                             ----------  ----------
       Total assets......................................................... $1,303,844  $1,214,070
                                                                             ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings.................................................... $    5,745  $       --
   Trade accounts payable...................................................    118,466     149,877
   Accrued compensation and benefits........................................     29,594      31,174
   Income taxes payable.....................................................     37,196      71,073
   Other current liabilities................................................     40,163      40,113
                                                                             ----------  ----------
       Total current liabilities............................................    231,164     292,237
Long-term debt..............................................................    611,549     236,370
Deferred income taxes.......................................................         --       9,580
Other long-term liabilities.................................................     45,375      49,504
Contingencies (Note 16).....................................................         --          --
Shareholders' equity
   Class A common stock--$0.01 par value per share; authorized 250,000,000 shares; issued and outstanding, less contingent shares, 40,042,207 and
     39,204,150 shares, respectively........................................        400         392
   Share premium............................................................    669,772     638,409
   Retained earnings (accumulated deficit)..................................   (227,927)      4,313
   Accumulated other comprehensive loss.....................................    (26,489)    (16,735)
                                                                             ----------  ----------
       Total shareholders' equity...........................................    415,756     626,379
                                                                             ----------  ----------
       Total liabilities and shareholders' equity........................... $1,303,844  $1,214,070
                                                                             ==========  ==========

   The accompanying notes are an integral part of these financial statements

                                   APW LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                (In thousands)

                                                                     Years Ended August 31, 2001, 2000 and 1999
                                                     -------------------------------------------------------------------------


                                                        Class A               Retained    Accumulated
                                                     Common Stock             Earnings       Other                    Total
                                                     -------------  Share   (Accumulated Comprehensive Combined   Shareholders'
                                                     Shares Amount Premium    Deficit)       Loss       Equity       Equity
                                                     ------ ------ -------- ------------ ------------- ---------  -------------
Balances at September 1, 1998.......................     --  $ --  $     --  $      --     $ (2,102)   $ 174,884    $ 172,782
  Net earnings for the year.........................     --    --        --         --           --       20,425       20,425
  Currency translation adjustments..................     --    --        --         --       (8,390)          --       (8,390)
                                                     ------  ----  --------  ---------     --------    ---------    ---------
    Total comprehensive income......................                                                                   12,035
                                                                                                                    ---------
  Investments by (distributions to) Applied Power
   Inc., net........................................     --    --        --         --           --      (11,981)     (11,981)
                                                     ------  ----  --------  ---------     --------    ---------    ---------
Balances at August 31, 1999.........................     --    --        --         --      (10,492)     183,328      172,836
  Net loss through the Distribution.................                                                     (26,935)     (26,935)
  Net earnings subsequent to the Distribution.......     --    --        --      4,313           --           --        4,313
  Currency translation adjustments..................     --    --        --         --       (6,243)          --       (6,243)
                                                                                                                    ---------
    Total comprehensive loss........................                                                                  (28,865)
                                                                                                                    ---------
  Reclassification of Applied
   Power Inc.'s net investment...................... 39,197   392   156,001         --           --     (156,393)          --
  Retention of APW Ltd. allocated debt by
   Applied Power Inc................................     --    --   482,350         --           --           --      482,350
  Exercise of stock options.........................      7    --        58         --           --           --           58
                                                     ------  ----  --------  ---------     --------    ---------    ---------
Balances at August 31, 2000......................... 39,204   392   638,409      4,313      (16,735)          --      626,379
  Net loss for the year.............................     --    --        --   (232,196)          --           --     (232,196)
  Currency translation adjustments..................     --    --        --         --       (8,031)          --       (8,031)
  Derivative instrument fair market value
   adjustment.......................................     --    --        --         --       (1,935)          --       (1,935)
  Reclassification of derivative losses to earnings.     --    --        --         --           44           --           44
  Cumulative effect of change in accounting
   principle for derivatives and hedging
   activities, net of tax...........................     --    --        --         --          168           --          168
                                                                                                                    ---------
    Total comprehensive loss........................                                                                 (241,950)
                                                                                                                    ---------
  Issuance of shares for acquisition................    755     7    24,993         --           --           --       25,000
  Issuance of warrants..............................     --    --     4,800         --           --           --        4,800
  Dividends on preferred stock of a subsidiary......     --    --        --        (44)          --           --          (44)
  Exercise of stock options.........................     83     1     1,570         --           --           --        1,571
                                                     ------  ----  --------  ---------     --------    ---------    ---------
Balances at August 31, 2001......................... 40,042  $400  $669,772  $(227,927)    $(26,489)   $      --    $ 415,756
                                                     ======  ====  ========  =========     ========    =========    =========

   The accompanying notes are an integral part of these financial statements

                                   APW LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                Years Ended August 31,
                                                                            ------------------------------
                                                                              2001       2000      1999
-                                                                           ---------  --------  ---------
Operating activities
 Net earnings (loss)....................................................... $(232,196) $(22,622) $  20,425
 Adjustments to reconcile net earnings (loss) to net cash provided by (used
   in) operating activities:
   Depreciation and amortization...........................................   247,975    58,866     50,942
   Amortization of financing fees..........................................     2,294       620        620
   (Gain) loss from sale of assets.........................................      (161)      708       (805)
   Loss on sale of subsidiary..............................................     2,667        --         --
   (Benefit) provision for deferred income taxes...........................   (22,599)   (3,083)     4,649
   Restructuring charges...................................................    16,981        --         --
   Investment write-off....................................................     9,800        --         --
   Extraordinary loss on early retirement of debt..........................        --     3,333         --
   Changes in operating assets and liabilities, excluding the effects of business acquisitions and disposals:
        Accounts receivable................................................    44,805   (21,181)       741
        Inventories........................................................    35,832   (49,224)    (7,415)
        Prepaid expenses and other assets..................................    (5,558)   (4,243)    (2,168)
        Trade accounts payable.............................................   (40,586)   48,076      7,471
        Income taxes.......................................................   (40,554)   40,806     (3,519)
        Other liabilities..................................................   (35,865)  (16,538)     4,985
                                                                            ---------  --------  ---------
Net cash provided by (used in) operating activities........................   (17,165)   35,518     75,926
Investing activities
   Proceeds on sale of property, plant and equipment.......................     3,287     2,579      9,571
   Proceeds on the sale of subsidiary, net of cash sold....................     1,782        --         --
   Additions to property, plant and equipment..............................   (88,521)  (45,924)   (43,017)
   Investments and acquisitions of businesses, net of cash acquired........  (241,546)  (13,304)  (401,891)
   Other investing activities..............................................    (4,231)   (3,411)        --
                                                                            ---------  --------  ---------
Net cash used in investing activities......................................  (329,229)  (60,060)  (435,337)
Financing activities
   Investments by (distributions to) Applied Power Inc., net, including
     debt allocations......................................................        --    32,988    359,764
   Net short term borrowings...............................................     4,620        --         --
   Principal repayments on long-term debt..................................  (148,245)  (53,387)   (24,004)
   Principal borrowings on long-term debt..................................   582,647        --         --
   Net repayments of commercial paper......................................   (51,152)       --         --
   Net receivables financed................................................   (20,908)    3,459     37,079
   Debt financing costs....................................................    (7,700)       --         --
   Proceeds from sale leaseback financing..................................        --    26,144         --
   Other financing activities..............................................       801        57        900
                                                                            ---------  --------  ---------
Net cash provided by financing activities..................................   360,063     9,261    373,739
Effect of exchange rate changes on cash....................................    (5,697)      849       (606)
                                                                            ---------  --------  ---------
Net increase (decrease) in cash and cash equivalents.......................     7,972   (14,432)    13,722
Cash and cash equivalents--beginning of year...............................       570    15,002      1,280
                                                                            ---------  --------  ---------
Cash and cash equivalents--end of year..................................... $   8,542  $    570  $  15,002
                                                                            =========  ========  =========

   The accompanying notes are an integral part of these financial statements

                                   APW LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Description of Business and Distribution Transaction

   APW Ltd. (the "Company") is a leading global provider of Technically Enabled Manufacturing Services ("TEMS"), focused on designing and integrating large electronic products. APW Ltd. has the capabilities to design and manufacture various subsystems for electronic products, including enclosures, thermal management systems, backplanes, power supplies, printed circuit board assemblies (PCBAs), and cabling, either as integrated custom systems or as individual subsystems. In addition, we provide a wide range of integration services to our customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. Our focus is large infrastructure solutions, such as wireless base stations and switches, enterprise hardware and internet server enclosures.

   On January 26, 2000, Applied Power Inc.'s ("Applied Power", APW Ltd.'s predecessor company and now named Actuant Corporation, "Actuant"), board of directors authorized management to pursue a spin-off of the Electronics business (the "Distribution") to more effectively capitalize on the opportunities in the electronics market. On July 7, 2000, Applied Power's board of directors approved the Distribution, which became effective on July 31, 2000, with shareholders of Applied Power common stock as of the July 21, 2000 record date receiving one share of APW Ltd. common stock for every Applied Power share owned. Prior to the Distribution, APW Ltd. was reorganized as a Bermuda company. APW Ltd. now trades separately on The New York Stock Exchange under the ticker symbol of "APW."

Note 2--Summary of Significant Accounting Policies

   Basis of Presentation: The consolidated financial statements have been prepared in United States ("U.S.") Dollars in accordance with accounting principles generally accepted in the United States of America. The presentation of fiscal 2000 and 1999 assumes that the Electronics businesses of Applied Power that were contributed to APW Ltd. in connection with the Distribution were organized as a separate legal entity. Generally, only assets and liabilities of the ongoing Applied Power Electronics business segment that were transferred to APW Ltd. prior to the Distribution are included in the Consolidated Balance Sheets. In addition, the fiscal 2000 and 1999 consolidated financial statements of APW Ltd. include allocations of certain Applied Power corporate assets, liabilities and expenses as discussed below.

   The fiscal 2000 and 1999 financial statements assume that Applied Power had provided certain general and administrative services to APW Ltd. including administration, finance, legal, tax, treasury, information systems, corporate communications and human resources prior to the Distribution. The cost for these services has been allocated to APW Ltd. by Applied Power based upon a formula that includes sales, operating profit, assets and headcount. Management of APW Ltd. believes that the allocation of cost for these services is reasonable. These allocations were $9.0 million and $7.4 million in 2000 and 1999, respectively. Since the Distribution, APW Ltd. has performed these general and administrative services using its own resources or purchased services and is responsible for the costs and associated expenses. Prior to the Distribution, certain assets and liabilities related to the above general and administrative services have been allocated by Applied Power to APW Ltd. on a basis consistent with the related expenses.

   Applied Power's historical practice had been to incur indebtedness for its consolidated businesses at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and then to centrally manage various cash functions. Accordingly, through July 31, 2000, historical amounts include debt and related interest expense allocated to APW Ltd. from Applied Power based on the portion of Applied Power's investment in APW Ltd., which is deemed to be debt. This allocation has generally been based upon a cash flow model which details the historical uses of debt proceeds by APW Ltd. and the deemed debt repayments by APW Ltd. based on free cash flow. Management believes that the allocation of corporate debt and related interest expense for the historical periods is reasonable. In conjunction with the Distribution, the consolidated debt of Applied Power was realigned between APW Ltd. and Applied Power. Through an additional investment by Applied Power on July 31, 2000, a certain portion of APW Ltd.'s outstanding debt was assumed by Applied Power.

   The allocation methodologies followed in preparing the fiscal 2000 and 1999 consolidated financial statements may not necessarily reflect the results of operations, cash flows, or financial position of APW Ltd. in the future, or what the results would have been had APW Ltd. been a separate, independent public entity for all periods presented.

   Principles of Consolidation: The fiscal 2001 consolidated financial statements include the accounts of APW Ltd. and its subsidiaries.The consolidated fiscal 2000 and 1999 financial statements of APW Ltd. include the accounts of the related Electronics businesses of Applied Power prior to the Distribution and of APW Ltd. and its subsidiaries subsequent to the Distribution. APW Ltd. consolidates companies in which it owns or controls more than fifty percent of the voting shares. Investments in partially owned affiliates are accounted for by the equity method when APW Ltd.'s interest exceeds twenty percent. The results of companies acquired or disposed of during the fiscal year are included in the consolidated statements from the effective date of acquisition or until the date of disposal. All significant interdivisional balances, transactions and profits have been eliminated in consolidation.

   Cash Equivalents: APW Ltd. considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

   Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for inventories.

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

   Goodwill and Other Intangible Assets: Goodwill is amortized on a straight-line basis over periods of fifteen to forty years. Other intangible assets, consisting primarily of purchased patents, trademarks, non-compete agreements and customer lists, are amortized over periods from two to forty years.

   Long-Lived Assets: APW Ltd. assesses the impairment of long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". APW Ltd. also assesses the impairment of enterprise level goodwill periodically in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets". An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors APW Ltd. considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for APW Ltd.'s overall business, or significant negative industry or economic trends. In determining whether an impairment of long-lived assets or goodwill has occurred, APW Ltd. compares estimated undiscounted cash flows to the related asset book value. When APW Ltd. determines that the carrying value of long-lived assets exceeds estimated undiscounted cash flows, APW Ltd. measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in APW Ltd.'s current business model.

   Revenue Recognition: Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectability is reasonably assured. In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 was effective for the Company in the fourth quarter of fiscal 2001 and did not have a material effect on the Company's consolidated financial statements.

   Research and Development Costs: Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $5.1 million, $6.1 million and $5.7 million in fiscal 2001, 2000 and 1999, respectively.

   Financing Costs: Prior to the Distribution, net financing costs represent APW Ltd.'s allocated portion of amounts incurred by Applied Power for interest expense, financing fees, amortization of debt financing costs and accounts receivable facility costs, net of interest and investment income earned. See "Basis of Presentation" above for discussion of debt and interest allocation. Subsequent to the Distribution, net financing costs represent APW Ltd.'s actual amounts for interest expense, financing fees, amortization of debt financing costs and accounts receivable facility costs, net of interest and investment income earned.

   Income Taxes: APW Ltd. uses the asset and liability method to record deferred income tax assets and liabilities relating to the expected future income tax consequences of transactions that have been recognized in APW Ltd.'s financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between financial statement carrying amounts and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which temporary differences are expected to reverse. For further information, including discussion of the Tax Sharing and Indemnification Agreement between APW Ltd. and Applied Power, see Note 11--"Income Taxes."

   APW Ltd. is included in the consolidated U.S. income tax return of Applied Power prior to the Distribution. Therefore, the provision for income taxes of APW Ltd., through July 31, 2000, has been calculated as if APW Ltd. was a stand-alone corporation filing a separate tax return.

   Foreign Currency Translation: A significant portion of APW Ltd.'s sales, income and cash flow is derived from its international operations. The financial position and the results of operations of APW Ltd.'s foreign operations are measured using the local or regional currency of the countries in which they operate and are translated into U.S. dollars. Revenues and expenses of foreign subsidiaries are translated into U.S. dollars at the average exchange rate effective during the fiscal year. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which the sales are generated, the reported results of operations of APW Ltd.'s foreign subsidiaries are affected by changes in foreign currency exchange rates and, as compared to prior periods, will be higher or lower depending on the weakening or strengthening of the U.S. dollar. In addition, a portion of APW Ltd.'s net assets are based in its foreign subsidiaries and are translated into U.S. dollars at the foreign currency rate in effect at the end of each period. Accordingly, APW Ltd.'s equity and comprehensive income (loss) will fluctuate depending upon the strengthening or weakening of the U.S. dollar versus other currencies. Such currency translation amounts are included as part of the balance of accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets. Net gains (losses) resulting from foreign currency transactions, included in "Other expense (income), net" in the Consolidated Statements of Operations, amounted to ($2.1) million, ($3.4) million and $2.9 million for the years ended August 31, 2001, 2000 and 1999, respectively.

   Foreign Currency Hedging and Derivative Financial Instruments: In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued which requires that an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. APW Ltd. adopted SFAS No. 133, as amended, on September 1, 2000. The adoption of SFAS No. 133 resulted in recording the cumulative effect of the change in accounting principle for derivative and hedging activity in other comprehensive income of $0.2 million.

   The Company enters into derivative contracts, primarily interest rate swap contracts, to protect the Company from the effect of an increase in interest rates. The Company designates its derivatives based upon the criteria established by SFAS No. 133. For a derivative designated as a fair value hedge, the derivative gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss due to a change in fair value is initially recorded as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. For a derivative designated as a hedge of a net investment in a foreign operation, the gain or loss is recorded as a component of other comprehensive income (loss) as part of the cumulative translation adjustment. For a derivative not designated as a hedging instrument, the derivative gain or loss is recognized in earnings in the period of change.

   Fair Value of Financial Instruments: The fair value of APW Ltd.'s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt approximated book value as of August 31, 2001 and 2000 due to their short-term nature or, in the instance of long-term debt, the fact that the interest rates approximated year-end market rates of interest. The fair value of debt instruments is calculated by discounting the cash flow of such obligations using the market interest rates for similar instruments.

   Earnings (Loss) Per Share: Subsequent to the Distribution, basic earnings per share is calculated by dividing the net loss by the weighted average common shares outstanding. Fiscal 2001 and 2000 diluted earnings per share exclude the effect of options to purchase approximately 1.3 million and 1.7 million shares of common stock, respectively, because they would be anti-dilutive due to the net loss in the respective fiscal years.

   Warrants to purchase approximately 2.1 million shares of common stock were outstanding as of August 31, 2001, but were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive due to the net loss for the year ended August 31, 2001.

   Basic and diluted shares used to calculate earnings per share are the same as the historical Applied Power basic shares outstanding for the period prior to the Distribution. APW Ltd. used Applied Power basic shares outstanding for the following reasons: i) upon the Distribution, each shareholder of Applied Power common stock received an equivalent number of APW shares and; ii) there was no potentially issuable common stock of APW Ltd. for the periods presented prior to the Distribution.

   The following table sets forth the computation of basic and diluted earnings
(loss) per share (fiscal 2001 and 2000 results include goodwill impairment, restructuring and other charges, see Note 3--"Goodwill Impairment, Restructuring and Other Charges");

   (Dollars in thousands, except per share amounts):

                                                                    2001       2000     1999
Numerator:                                                        ---------  --------  -------
 Net earnings (loss) before extraordinary item................... $(232,196) $(20,539) $20,425
 Extraordinary loss, net of tax..................................        --    (2,083)      --
                                                                  ---------  --------  -------
 Net earnings (loss) for basic and diluted earnings per share.... $(232,196) $(22,622) $20,425
                                                                  =========  ========  =======
Denominator:
 Weighted average common shares outstanding for basic and diluted
   earnings per share............................................    39,664    39,077   38,825
                                                                  ---------  --------  -------
Basic and Diluted Earnings (Loss) Per Share:
 Earnings (loss) per share before extraordinary item............. $   (5.85) $  (0.53) $  0.53
 Extraordinary loss, net of tax..................................        --     (0.05)      --
                                                                  ---------  --------  -------
 Earnings (loss) per share....................................... $   (5.85) $  (0.58) $  0.53
                                                                  =========  ========  =======

   Use of Estimates: The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses for the years presented. They also affect the disclosure of contingencies. Actual results could differ from those estimates and assumptions.

   New Accounting Pronouncements: In June 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 is effective for APW Ltd. as of July 31, 2001. SFAS No. 142 will be effective for the Company on September 1, 2002 for existing goodwill and intangible assets. The Company is currently evaluating the impact of SFAS No. 142.

   In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. The Company is required to adopt SFAS No. 143 on September 1, 2002. The Company is currently evaluating the impact of SFAS No. 143.

   In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset. The Company will be required to adopt SFAS No. 144 on September 1, 2002. The Company is currently evaluating the impact of SFAS No. 144.

   Reclassifications: Certain prior year amounts have been reclassified to conform with the fiscal 2001 presentation. Such reclassifications had no impact on previously reported net earnings (loss).

Note 3--Goodwill Impairment, Restructuring and Other Charges

Fiscal 2001-

   During fiscal 2001, APW Ltd. recognized pre-tax goodwill impairment, restructuring and other charges totaling $225.0 million. The components of the charges recorded during fiscal 2001 are as follows (dollars in millions):

                                                                      Charges
                                                                      -------
   Facility closure costs:
    Severance........................................................ $ 10.2
    Lease exit costs.................................................    6.8
    Equipment impairment.............................................   12.6
    Other costs......................................................    1.7
                                                                      ------
      Total facility closure costs...................................   31.3
   Goodwill impairment...............................................  166.9
   Inventory and accounts receivable write-downs.....................   15.5
   Investment write-off..............................................    9.8
   Credit facility amendment fees....................................    1.5
                                                                      ------
   Total pre-tax goodwill impairment, restructuring and other charges $225.0
                                                                      ======

   Facility closure costs are recorded in the fiscal 2001 Consolidated Statement of Operations as follows: 1) severance and lease exit costs totaling $17.0 million are recorded as restructuring charges; 2) equipment impairment charges of $12.6 million and other facility closure costs totaling $1.2 million are recorded as cost of products sold; and 3) $0.5 million of other facility closure costs are recorded as engineering, selling, and administrative costs.

  Restructuring

   In connection with the facility closure costs, management developed formal plans to exit certain facilities and involuntarily terminate employees. Management's plans to exit certain facilities included the identification of duplicate manufacturing and sales facilities for closure and the transfer of the related operations to other facilities. Management currently anticipates that the facility closures and all related activities will be substantially complete within one year of the commitment dates of the respective exit plans.

   The following table summarizes the activity with respect to fiscal 2001 restructuring charges during fiscal 2001 (in millions, except employee data):

                                              Severance     Facilities  Total
                                          ----------------  ---------- -------
                                           Number
                                             of
                                          Employees Reserve  Reserve   Reserve
                                          --------- ------- ---------- -------
 Total reserve balance at August 31, 2000      --    $  --    $  --     $  --
 Add: fiscal 2001charges.................   2,602     10.2      6.8      17.0
 Less: fiscal 2001 utilization...........  (2,315)    (8.1)    (1.6)     (9.7)
                                           ------    -----    -----     -----
 Ending balance at August 31, 2001.......     287    $ 2.1    $ 5.2     $ 7.3
                                           ======    =====    =====     =====

Goodwill and Equipment Impairment

   In fiscal 2001, APW Ltd. performed an impairment assessment of long-lived assets, which include property, plant and equipment, goodwill and other intangible assets. The assessment was performed primarily due to a deterioration of APW Ltd.'s operating results during fiscal 2001 and the decision during fiscal 2001 to close certain facilities. As a result of the assessment, APW Ltd. recorded a $166.9 million impairment charge to reduce the carrying value of the goodwill and a $12.6 million impairment charge to reduce the carrying value of equipment associated with closed facilities. The goodwill impairment charge is recorded as a component of amortization of intangible assets in the fiscal 2001 Consolidated Statement of Operations. The equipment impairment charge is recorded as cost of products sold in the fiscal 2001 Consolidated Statement of Operations. Each charge was measured, in accordance with the provisions of SFAS No. 121, based upon APW Ltd.'s estimated discounted cash flows. The assumptions supporting these cash flows were determined using APW Ltd.'s best estimates. The remaining long-lived assets will continue to be depreciated and amortized over their remaining useful lives, which management considers appropriate.
  Other charges

   During fiscal 2001, APW Ltd. recorded write-downs of inventory and accounts receivable totaling $15.5 million, primarily as a result of the broad based slow down in the technology sector during 2001. Inventory write-downs of $13 million are recorded as cost of products sold in the fiscal 2001 Consolidated Statement of Operations and primarily relate to customer program modifications resulting in excess components. Accounts receivable write-downs of $2.5 million are recorded as an engineering, selling and administrative expense in the fiscal 2001 Consolidated Statement of Operations and relate to accounts receivables that were deemed uncollectable.

   During fiscal 2001, APW Ltd. wrote-off a $9.8 million investment assumed through a prior acquisition that became impaired. The write-off is recorded as a component of engineering, selling and administrative expense in the fiscal 2001 Consolidated Statement of Operations.

   In connection with the amendment of the Company's credit facilities, the Company incurred $1.5 million of fees, of which $0.7 million was recorded as an operating expense and $0.8 million was recorded as a financing cost.

Fiscal 2000-

  Other charges

   During fiscal 2000, Applied Power allocated to APW Ltd. a total of $6.5 million of fees and expenses associated with the Distribution transaction and organizing APW Ltd. into a Bermuda company. Those fees and expenses were for legal, accounting, tax and investment banking services incurred and are classified under the caption "Corporate Reorganization Expenses" in the fiscal 2000 Consolidated Statement of Operations. In fiscal 2000, APW Ltd. incurred a foreign currency loss of $3.3 million associated with Euro forward contracts. This loss is recorded in the fiscal 2000 Consolidated Statement of Operations, under the caption "Other expense (income) - net". Also, in fiscal 2000, a $40.0 million income tax provision was recorded as a result of APW Ltd. reorganizing as a Bermuda company. This charge is recorded in the fiscal 2000 Consolidated Statement of Operations, under the caption "Income tax expense". In fiscal 2000, a subsidiary of APW Ltd. paid a $3.3 million make-whole premium for the early retirement of debt in anticipation of the Distribution transaction. This charge is recorded in the fiscal 2000 Consolidated Statement of Operations as an extraordinary loss, net of the $1.2 million tax benefit.

Note 4--Acquisitions and Divestiture

Fiscal 2001-

  Acquisitions

   On December 15, 2000, APW Ltd., through a wholly owned subsidiary, acquired certain assets and assumed certain liabilities of Industria Metalurgica Bagarolli Ltda. ("IMB") located in Campinas, Brazil. IMB specializes in the design and manufacture of large indoor and outdoor enclosure systems, as well as sub-assemblies and integration services, to the telecom and financial services industries in South America. The purchase price totaled

$19.0 million, including fees and expenses, with future consideration becoming payable during fiscal 2002 of $2.5 million to $5.5 million, depending on the attainment of targeted revenue and earnings before interest, taxes, depreciation and amortization levels. This acquisition was funded by borrowings under APW Ltd.'s revolving credit facility. This acquisition was accounted for using the purchase method and the results of operations of the acquired company are included in the Consolidated Statement of Operations from the acquisition date. Due to the immaterial impact of the transaction, pro forma financial information has not been presented. Allocations of the purchase price resulted in approximately $12.1 million of goodwill, to be amortized over 20 years (consistent with APW Ltd. acquisitions of this size and nature), and is subject to adjustment for any future consideration in excess of the minimum $2.5 million earn-out. As a result of the long-lived asset impairment assessment APW Ltd. performed (see Note 3 - "Goodwill Impairment, Restructuring and Other Charges"), the goodwill associated with the acquisition of IMB was fully amortized during fiscal 2001.

   On February 16, 2001, APW Ltd., through a wholly owned subsidiary, acquired the majority of the assets and assumed certain liabilities of the Mayville Metal Products Division ("Mayville") of Connell Limited Partnership. Mayville specializes in the design, manufacture and integration of large outdoor enclosures, primarily for the telecom industry. The purchase price consisted of: 1) $225.0 million in cash (funded by borrowings under APW Ltd.'s revolving credit facility); 2) 754,717 shares of APW Ltd. common stock, valued at approximately $25.0 million, subject to adjustment depending on Mayville's 2001 calendar year net sales; and 3) assumed liabilities of $17.1 million. With this acquisition, APW issued an aggregate of 1,509,434 shares of common stock of which 754,717 are contingently returnable in the event Mayville's 2001 calendar year net sales do not attain targeted sales. The contingently returnable shares are not included in the aforementioned purchase price as of August 31, 2001 nor are those shares used to calculate loss per share for fiscal 2001. This acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired company are included in the Consolidated Statement of Operations from the acquisition date. Allocations of the purchase price resulted in approximately $208.6 million of goodwill and other intangibles, to be amortized over periods not to exceed 40 years (consistent with APW Ltd. acquisitions of this size and nature), and are subject to adjustment for any earn-out.

   The following unaudited pro forma data summarizes the results of operations for the periods indicated as if the acquisition of Mayville had been completed on September 1, 2000 and 1999, respectively. The pro forma data gives effect to actual operating results prior to the acquisition and adjustments to cost of products sold, engineering, selling and administrative expenses, interest expense, depreciation, amortization, and income taxes. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on September 1, 2000 and 1999 or that may be obtained in the future (in millions, except per share data):

                                                     (Unaudited)
                                                Year ended August 31,
                                                --------------------
                                                  2001        2000
                                                --------    --------
             Net sales......................... $1,347.0    $1,393.0
             Net loss before extraordinary item   (239.3)      (25.7)
             Net loss..........................   (239.3)      (27.8)
             Basic and diluted loss per share.. $  (6.02)   $  (0.64)

  Divestiture

   On November 20, 2000, APW Ltd. completed the sale of a subsidiary for a net $1.7 million, which resulted in a net loss of $2.7 million.

Fiscal 2000-

  Acquisitions

   On January 28, 2000, the Company, through a wholly owned subsidiary, acquired all of the outstanding stock of Metalade of Pennsylvania Inc. ("Metalade"). Metalade specializes in metal fabrication relating to electronics enclosures. The initial purchase price totaled $8.7 million, including fees and expenses. APW Ltd. paid the seller $1.4 million during fiscal 2001 based on the attainment of targeted sales levels. Future consideration, not to exceed $3.6 million, is payable based on the attainment of targeted sales levels. The acquisition was funded by borrowings under Applied Power credit facilities. The acquisition has been accounted for using the purchase method and the results of operations of the acquired company are included in the Consolidated Statements of Operations from the acquisition date. Due to the immaterial impact of the transaction, pro forma financial information has not been presented. Allocations of the purchase price resulted in approximately $8.1 million in goodwill, which is being amortized over 20 years (consistent with APW Ltd. acquisitions of this size and nature). As a result of the long-lived asset impairment assessment APW Ltd. performed (see Note 3 - "Goodwill Impairment, Restructuring and Other Charges"), the goodwill associated with the acquisition of Metalade was fully amortized during fiscal 2001.

   On April 1, 2000, the Company, through a wholly owned subsidiary, acquired all of the outstanding stock of Malcoe Enclosures Limited ("Malcoe"). Malcoe specializes in the design and manufacture of shelters, large walk-in enclosures generally used to house telecom equipment. The purchase price totaled $1.6 million, including fees and expenses. The acquisition was funded by borrowings under Applied Power credit facilities. The acquisition has been accounted for using the purchase method and the results of operations of the acquired company are included in the Consolidated Statements of Operations from the acquisition date. Due to the immaterial impact of the transaction, pro forma financial information has not been presented. Allocations of the purchase price resulted in approximately $1.4 million in goodwill, which is being amortized over 20 years (consistent with APW Ltd. acquisitions of this size and nature). As a result of the long-lived asset impairment assessment APW Ltd. performed (see
Note 3--"Goodwill Impairment, Restructuring and Other Changes"), the goodwill associated with the acquisition of Malcoe was fully amortized during fiscal 2001.

Fiscal 1999-

  Acquisitions

   On September 29, 1998, APW Ltd., through its wholly owned subsidiary, APW Enclosure Systems Limited, accepted for payment all shares of Rubicon Group plc ("Rubicon") common stock which had been tendered pursuant to the APW Enclosure Systems Limited tender offer (with a guaranteed loan note alternative) for all outstanding shares of common stock at 2.35 pounds sterling per share and all outstanding cumulative preferred shares at 0.50 pounds sterling per share. The tendered common shares accepted for payment exceeded 90% of the outstanding common shares on October 8, 1998, and APW Enclosure Systems Limited invoked
Section 429 of the UK Companies Act of 1985, as amended, to acquire the remaining outstanding common shares of Rubicon. APW Enclosure Systems Limited now owns all of the common shares of Rubicon. Rubicon is a leading provider of electronic manufacturing services and engineered magnetic solutions to major OEMs in the information technology and telecommunication industries. Cash paid for Rubicon totaled $371.5 million, with the purchase price allocation resulting in $340.6 million of goodwill, which is being amortized over 40 years (consistent with APW Ltd. acquisitions of this size and nature). Funds for the acquisition were provided through Applied Power's revolving credit facility. The acquisition was recorded using the purchase method of accounting. The operating results of Rubicon subsequent to September 29, 1998 are included in the Consolidated Statements of Operations. As a result of the long-lived asset impairment assessment APW Ltd. performed (see Note 3--"Goodwill Impairment, Restructuring and Other Charges"), $17.5 million of goodwill associated with an acquired facility was fully amortized during fiscal 2001.

   The following 1999 unaudited pro forma data summarizes the results of operations as if the acquisition of Rubicon had been completed on September 1, 1998, the beginning of APW Ltd.'s 1999 fiscal year. The pro forma data give effect to actual operating results prior to the acquisition date and appropriate adjustments to interest expense, goodwill amortization and income tax expense. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on the date indicated above or that may be obtained in the future (in millions, except per share data):

                                                      (Unaudited)
                                                      Year Ended
                                                      August 31,
                                                         1999
                                                      -----------
               Net sales.............................  $1,080.0
               Net earnings before extraordinary item      19.5
               Net earnings..........................      19.5
               Basic and diluted earnings per share..  $   0.50

   In June 1999, APW Ltd., through a wholly owned subsidiary, acquired all of the outstanding stock of Innovative Metal Fabrication, Inc. ("Innovative"). Innovative designs and manufactures technical environments used in electronic assembly operations, as well as electronic gaming enclosures, in Grass Valley, CA and Austin, TX. In May 1999, APW Ltd. also acquired certain assets of Connector Technology, Inc. ("CTI") of Anaheim, CA. CTI manufactures custom backplanes. The purchase price of the combined Innovative and CTI acquisitions totaled approximately $13.0 million, including fees and expenses, and was funded by borrowings under existing Applied Power credit facilities. Both acquisitions have been accounted for using the purchase method and the results of operations of the acquired companies are included in the Consolidated Statements of Operations from their respective acquisition dates. Allocations of the purchase price resulted in approximately $8.9 million of goodwill, which is being amortized over lives ranging from 20 to 40 years (consistent with APW Ltd. acquisitions of these sizes and nature). As a result of the long-lived asset impairment assessment APW Ltd. performed (see Note 3--"Goodwill Impairment, Restructuring and Other Charges"), $8.3 million of goodwill associated with the Innovative acquisiton was fully amortized during fiscal 2001.

Note 5--Inventories

   Inventories consisted of (dollars in thousands):

                                               August 31,
                                           ------------------
                                             2001      2000
                                           --------  --------
                  Raw material............ $ 77,509  $ 98,130
                  Work-in-progress........   31,945    38,185
                  Finished goods..........   39,591    30,437
                                           --------  --------
                  Total inventories, gross  149,045   166,752
                  Less: inventory reserves  (14,026)  (11,350)
                                           --------  --------
                     Total inventories.... $135,019  $155,402
                                           ========  ========

Note 6--Accounts Receivable Facility

   As part of the Distribution (See Note 1--"Description of Business and Distribution Transaction"), APW Ltd. assumed Applied Power's $150.0 million off-balance sheet accounts receivable facility program. On April 4, 2001, the accounts receivable facility (the "receivables facility") was amended to decrease the amount available from $150.0 million to $80.0 million. The receivables facility was further amended on May 15, 2001 to extend the agreement to May 14, 2002. At August 31, 2001, $58.0 million of receivable interests were sold under this facility.

   Under the terms of the receivables facility, APW Ltd. and certain subsidiaries (collectively, "Originators") sell trade accounts receivable to Applied Power Credit Corporation ("APCC"), a wholly-owned, limited purpose subsidiary of the Company. APCC is a separate corporate entity that sells participating interests in its pool of accounts receivable to financial institutions ("Purchasers"). The Purchasers, in turn, receive an ownership and security interest in the pool of receivables. Participation interests in new receivables generated by the Originators are purchased by APCC and resold to the Purchasers as collections reduce previously sold participation interests. The accounts receivable sold to Purchasers are reflected as a reduction of receivables in the Consolidated Balance Sheets. APCC has no risk of credit loss on such receivables as they are sold without recourse. The Company retains collection and administrative responsibilities on the participation interests sold as servicer for APCC and the Purchasers.

   At August 31, 2001 and 2000, APW Ltd. accounts receivable were reduced by $58.0 million and $78.9 million, respectively, representing receivable interests sold under this program. Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received, which are used to reduce debt, are included in cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows.

   APW Ltd. recorded discounts on the accounts receivable sold totaling $5.6 million, $7.6 million and $4.6 million for the fiscal years ended August 31, 2001, 2000 and 1999, respectively, which are included in net financing costs in the accompanying Consolidated Statements of Operations.

Note 7--Leases


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

   Future obligations on non-cancelable operating leases in effect at August 31, 2001 are: $36.9 million in fiscal 2002; $26.3 million in fiscal 2003; $21.5 million in fiscal 2004; $18.3 million in fiscal 2005; $14.1 million in fiscal 2006 and $122.7 million thereafter.

   Total rental expense under operating leases was $27.3 million, $17.4 million and $17.1 million in fiscal 2001, 2000 and 1999, respectively.

Note 8 --Debt Financing

(Dollars in thousands):

                                                         August 31,
                                                      -----------------
                                                        2001     2000
                                                      -------- --------
        Borrowings under:
          Revolving Multi-Currency Credit Agreement.. $535,467 $135,000
          Commercial paper...........................       --   51,152
          Floating rate unsecured loan notes.........   21,196   23,534
          U.K. revolving credit agreement............   57,986   24,970
          Other......................................    6,800    1,714
                                                      -------- --------
                                                       621,449  236,370
          Less short-term borrowings.................    5,745       --
          Less unamortized debt discount.............    4,155       --
                                                      -------- --------
            Long-term borrowings..................... $611,549 $236,370
                                                      ======== ========

   Prior to the Distribution, general borrowings allocated from Applied Power were determined based on a model that allocated Applied Power's debt proceeds on a where incurred basis and allocated Applied Power's net debt paydowns based on APW Ltd's free cash flow. The debt allocated to APW Ltd. from Applied Power includes portions of balances outstanding under Applied Power's Multi-Currency Revolving Credit Agreement, Applied Power's $200 million senior subordinated notes due 2009, Applied Power's commercial paper program and other general debt. Under Applied Power, these debt instruments were held centrally, and as such, debt from these specific instruments was not historically allocated. See
Note 2--"Summary of Significant Accounting Policies--Basis of Presentation" for further discussion of Applied Power debt allocation.

   In conjunction with the Distribution, the consolidated debt of Applied Power was realigned between APW Ltd. and Applied Power. Through an additional investment by Applied Power on July 31, 2000, a certain portion of allocated APW Ltd. debt was assumed by Applied Power.

   On August 1, 2000, as part of the Distribution, APW Ltd. entered into a 3-year, $600.0 million revolving credit facility that matures on July 31, 2003. On May 15, 2001, APW Ltd. amended its credit facilities, including its Multi-Currency Credit Agreement and U.K. Facility Agreement. The amended Multi-Currency Credit Agreement continues with its original expiration date of July 31, 2003. The amendment resulted in increased interest spreads, new financial covenant tests, the pledging of substantially all the Company's and its subsidiaries' assets as collateral under the credit facilities and the issuance of common stock warrants of 5% of the common stock (see further discussion below). The amended Multi-Currency Credit Agreement has a facility limit of $570.0 million, of which $34.5 million was available as of August 31, 2001. This facility is used to finance working capital, capital expenditures and other general corporate requirements. Under the amended Multi-Currency Credit Agreement, the Company can borrow at a fixed rate of LIBOR plus 3.500% annually. As of August 31, 2001, based upon APW Ltd.'s current total borrowings, the weighted average interest rate was 7.206%. A non-use fee computed at the rate of 0.500% is payable quarterly on the average unused portion under the amended Multi-Currency Credit Agreement. This amended Multi-Currency Credit Agreement contains restrictions concerning permitted investments, permitted liens on assets and the sale of assets.

   On May 15, 2001, the Company issued warrants to purchase a total of 2.1 million shares of the Company's common stock to various lenders in connection with the signing of the amended Multi-Currency Credit Agreement. The warrants are exercisable at any time during the period from September 1, 2002 through May 15, 2006, at an exercise price of $8.40 per share, although under certain limited circumstances the exercise date may be accelerated. The issuance of warrants did not generate any proceeds and no underwriter was involved in the issuance of warrants. The warrants were valued at $4.8 million, are recorded as a debt discount at August 31, 2001, and are being amortized using the effective interest method through July 31, 2003.

   During the fiscal 2001 third quarter, the Company ceased issuing commercial paper and commenced the redemption of all outstanding commercial paper on the original maturity dates. As of August 31, 2001, the Company has redeemed all outstanding commercial paper. Commercial paper outstanding at August 31, 2000 totaled $51.2 million, net of discount, and carried an average interest rate of 6.9%.

   The floating rate unsecured loan notes were entered into by APW Ltd. as a result of its acquisitions of VERO and Rubicon. The notes were exchanged with individual shareholders of VERO and Rubicon, at their option, in lieu of receiving cash payment for their tendered shares. The notes carry an interest rate of LIBOR minus 0.50% (5.0% at August 31, 2001) and can be redeemed at the option of the note holder on various dates through 2008.

   The U.K. Revolving Credit Agreement was entered into by VERO in April 1998, prior to the acquisition of VERO by APW Ltd. and was amended on May 15, 2001 in conjunction with amending the Multi-Currency Credit Agreement. The amended U.K. Revolving Credit Agreement, providing for 52.2 million British Pounds Sterling in borrowings, is also used by the Company to finance working capital, capital expenditures and other general corporate purposes. As of August 31, 2001, based upon APW Ltd.'s current total borrowings, the weighted average interest rate was 8.230%. This agreement expires on July 31, 2003. As of August 31, 2001, $17.9 million was available for borrowing. Similar to the amended Multi-Currency Credit Agreement, the amended U.K. Revolving Credit Agreement includes restrictions concerning investments, liens on assets and sale of assets.

   Subsequent to August 31, 2001, the Multi-Currency Credit Agreement, U.K. Revolving Credit Agreement and the Accounts Receivable Facility were amended. See Note 17--"Subsequent Events, Liquidity and Management's Plans."

   Cash paid for interest was $42.3 million during fiscal 2001. Cash paid for interest from the date of the Distribution through August 31, 2001 was not material. Prior to the Distribution, all interest payments were made by Applied Power.

   As of August 31, 2000, the Company also had other borrowings outstanding of approximately $6.8 million, principally through certain international subsidiaries.

   Aggregate Maturities: Long-term debt principal outstanding at August 31, 2001 is payable as follows: $5.7 million in fiscal 2002; $599.1 million in fiscal 2003; none in fiscal 2004; none in fiscal 2005; none in fiscal 2006 and $16.6 million thereafter.

   Derivative Financial Instruments: As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt. The purpose of these swaps is to protect the Company from the effect of an increase in interest rates. The interest rate swap agreements in place at August 31, 2001 effectively convert $66.5 million of the Company's variable rate debt to a weighted average fixed rate of 8.8%. The swap agreements expire on varying dates through 2006. The fair value of the Company's interest rate swap agreements was a liability of $2.4 million at August 31, 2001 and an asset of $0.2 million at August 31, 2000.

Note 9--Stock Option Plans

   Certain employees of APW Ltd. participated in stock option plans sponsored by Applied Power and had stock options outstanding under Applied Power's 1990 Stock Plan and 1996 Stock Plan, and ZERO's 1994 Stock Plan. No further options may be granted under Applied Power's 1990 Stock Plan, 1996 Stock Plan and ZERO's 1994 Stock Plan, although the liability associated with the options previously issued and outstanding was assumed by APW Ltd. as part of the Distribution. The outstanding options were converted to options to purchase APW Ltd. common stock at comparable aggregate intrinsic values based on the closing share price of APW Ltd. common stock on the Distribution date. These options remain exercisable pursuant to the provisions of the original plans. Options granted under Applied Power's plans generally have a maximum term of ten years and an exercise price equal to 100% of the fair market value of a share of Applied Power's common stock at the date of grant. Options generally vest 50% after two years and 100% after five years. Options granted under ZERO's plans have an exercise price not less than the fair market value of ZERO common stock on the date of grant. In addition, ZERO's options were granted with terms of five to eight years and become exercisable in annual installments (generally one-third of the total grant) commencing one year from the date of grant, on a cumulative basis.

   On July 19, 2000, as part of the Distribution, APW Ltd. adopted the APW Ltd. 2000 Stock Option Plan (the "2000 Plan") which provides for the issuance of non-qualified stock options to officers and key employees of the Company. Under the terms of the 2000 Plan, options to purchase 2.2 million shares of common stock were reserved, are granted at not less than the fair market value (fiscal 2000 grant price was closing price of APW Ltd. Class A common stock on the Distribution date) and will vest in seven years following the date of grant if the individual is still employed by APW Ltd.

   On January 16, 2001, APW Ltd. adopted the APW Ltd. 2001 Stock Option Plan (the "2001 Plan") which provides for the issuance of non-qualified stock options to officers and key employees of the Company. Under the terms of the 2001 Plan, options to purchase 2.0 million shares of common stock were reserved for issuance, are granted at not less than the fair market value, become 50% exercisable after two years and 100% exercisable after 5 years, and expire after 10 years.

   Under the terms of the APW Ltd. 2000 Outside Directors Stock Plan (the "2000 Directors Plan"), each non-employee director receives an option grant each year to purchase shares of common stock. There is no discretion as to the amount or timing of options to be granted, which are fixed by the terms of the 2000 Directors Plan. The exercise price at which shares may be purchased under each option is equal to the fair market value of the shares on the date of the grant. Under the terms of the 2000 Directors Plan, options to purchase 0.2 million shares of common stock were reserved for issuance. Options are not exercisable until eleven months after the date of grant and then become fully exercisable, in whole or in part, at any time prior to their expiration or termination. Unless earlier exercised or terminated, the expiration date of each option granted under the 2000 Directors Plan is ten years and one day after the date of grant.

   The following table summarizes the APW Ltd. stock option activity for fiscal 2000 and 2001:

                                                              Weighted
                                                              average
                                                  Number of   exercise
                                                   shares      price
                                                  ----------  --------
         Outstanding, August 31, 1999............         --        --
         Options issued with the Distribution (a)  2,707,499  $17.9079
         Options granted during the period.......  2,248,000   36.3750
         Options exercised.......................   (455,746)   8.8276
         Options cancelled.......................     (5,778)  28.6313
                                                  ----------  --------
         Outstanding, August 31, 2000............  4,493,975   28.0527
         Options granted during the period.......  1,590,400   17.0220
         Options exercised.......................   (188,591)   9.5324
         Options cancelled....................... (1,906,879)  31.6283
                                                  ----------  --------
         Outstanding, August 31, 2001............  3,988,905   22.8130
                                                  ----------  --------
         Exercisable, August 31, 2001............  1,023,861  $15.5728
                                                  ==========  ========

--------
(a)Reflects options issued in connection with the Distribution as a result of converting certain options to purchase Applied Power Inc. common stock into options to purchase APW Ltd. common stock at comparable aggregate intrinsic values based on the closing share price of APW Ltd. common stock on the Distribution date.

   The following table summarizes the range of exercise prices for stock options outstanding and exercisable at August 31, 2001:

                                       Weighted                  Number of
                                        average     Weighted       stock       Weighted
                          Outstanding  remaining    average       options      average
Range of exercise prices stock options   life    exercise price exercisable exercise price
------------------------ ------------- --------- -------------- ----------- --------------
   $ 7.2115--$ 8.9650...   1,126,729     7.73       $ 8.2862       266,229     $ 7.2528
   $ 9.1250--$26.1346...   1,057,384     5.86        18.3153       635,472      16.2372
   $27.1443--$34.7598...     543,442     7.50        28.4559       122,160      30.2480
   $36.3750--$45.9688...   1,261,350     8.97        37.1286            --           --
   ---------------------   ---------     ----       --------     ---------     --------
   $ 7.2115--$45.9688...   3,988,905     7.59       $22.8130     1,023,861     $15.5728
   ---------------------   ---------     ----       --------     ---------     --------

   APW Ltd. applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee and Director stock option plans. Accordingly, no compensation expense has been recognized by APW Ltd. for its stock-based compensation plans. If APW Ltd. had accounted for these stock options issued to APW Ltd. employees and Directors in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," APW Ltd.'s net earnings and basic and diluted earnings per share would have been as follows (in thousands, except per share data):

                                                      2001       2000
                                                    ---------  --------
       Net loss
          As reported.............................. $(232,196) $(22,622)
          SFAS No. 123 pro forma...................  (237,482)  (25,539)
       Loss per share
          Basic and diluted as reported............ $   (5.85) $  (0.58)
          Basic and diluted SFAS No. 123 pro forma.     (5.99)    (0.64)

   The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years since options vest over several years and additional awards are made each year.

   The fair value of APW Ltd. employee and Director stock options used to compute pro forma net earnings disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model. The weighted average fair values per share of APW Ltd. options granted in fiscal 2001 and 2000 were $15.49 and $22.02, respectively. The following weighted average assumptions were used in completing the model:

                                             2001       2000
                                          ---------- ----------
                 Dividend yield..........      0.00%      0.00%
                 Expected volatility.....    104.55%     55.39%
                 Risk-free rate of return      6.65%      5.99%
                 Expected life........... 8.81 years 7.46 years

Note 10--Employee Benefit Plans

   Defined Benefit Pension Plan: APW Ltd. provides defined benefit pension benefits to certain United Kingdom employees. The following tables provide a reconciliation of benefit obligations, plan assets, funded status and net periodic benefit cost for those plans (dollars in thousands):

                                                         Pension Benefits
                                                        ------------------
                                                          2001      2000
                                                        --------  --------
     Change in benefit obligation--
        Benefit obligation at beginning of year........ $ 59,359  $ 63,675
        Service cost...................................    1,937     2,818
        Interest cost..................................    4,092     3,756
        Translation difference.........................      236    (6,440)
        Employee contributions.........................    1,140     1,101
        Actuarial (gain) loss..........................    3,145    (4,016)
        Benefits paid..................................   (1,931)   (1,535)
                                                        --------  --------
     Benefit obligation at end of year................. $ 67,978  $ 59,359
                                                        ========  ========
     Change in plan assets--
        Fair value of plan assets at beginning of year. $ 49,214  $ 46,759
        Actual return on plan assets...................   (7,450)    5,793
        APW Ltd. contributions.........................    2,358     2,291
        Employee contributions.........................    1,140     1,101
        Translation difference.........................       90    (5,195)
        Benefits paid from plan assets.................   (1,931)   (1,535)
                                                        --------  --------
     Fair value of plan assets at end of year.......... $ 43,421  $ 49,214
                                                        ========  ========

     Funded status of the plans........................ $(24,557) $(10,145)
     Unrecognized net (gain) loss......................   14,736      (135)
                                                        --------  --------
     Accrued benefit cost.............................. $ (9,821) $(10,280)
                                                        ========  ========
     Weighted-average assumptions as of August 31--
     Discount rate.....................................    6.00%     6.70%
     Expected return on plan assets....................    7.50%     8.25%
     Rate of compensation increase.....................    4.00%     4.00%

                                                 2001     2000     1999
                                                -------  -------  -------
      Components of net periodic benefit cost--
      Service cost............................. $ 3,008  $ 3,962  $ 3,569
      Employee contributions...................  (1,070)  (1,144)  (1,071)
      Interest cost............................   4,092    3,756    3,315
      Expected return on assets................  (4,112)  (3,814)  (3,189)
      Other....................................     (44)      --       --
                                                -------  -------  -------
      Benefit cost............................. $ 1,874  $ 2,760  $ 2,624
                                                =======  =======  =======

   The above pension benefits consist of two plans. The assets of the plans are held in a separately administered trust and contributions are determined based on triennial actuarial valuations using the projected unit credit funding method.

   Defined Contribution Benefit Plans: Substantially all of APW Ltd.'s full-time U.S. employees have been eligible to participate in a qualified 401(k) plan under the APW Ltd. 401(k) Plan. Under the provisions of the 401(k) Plan to fund employer contributions, the plan administrator acquires shares of APW Ltd. common stock on the open market and allocates such shares to accounts set aside for APW Ltd. employees' retirements. APW Ltd.'s core contributions generally equal 3% of each employee's annual cash compensation, subject to IRS limitations. Additionally, employees generally may contribute up to 19% of their pre-tax base compensation. APW Ltd. also matches approximately 25% of each employee's contribution up to the participant's first 6% of earnings.

   During the years ended August 31, 2001, 2000 and 1999, expenses related to the above defined contribution plan were approximately $6.6 million, $7.9 million and $5.3 million, respectively.

   Non-U.S. Benefit Plans: APW Ltd. contributes to a number of retirement programs for employees outside the U.S. Pension expense under these programs amounted to approximately $1.3 million, $1.8 million and $1.9 million in fiscal 2001, 2000 and 1999, respectively. As these plans are not significant, APW Ltd. does not determine the actuarial value of accumulated plan benefits or net assets available for benefits.

Note 11--Income Taxes

   Income tax expense (benefit) consists of the following (dollars in thousands):

                                    2001     2000     1999
                                  --------  -------  -------
                  Current:
                      Federal.... $ (2,618) $47,987  $(3,029)
                      Foreign....    2,101    4,969    9,281
                      State......     (256)   4,220      489
                                  --------  -------  -------
                  Subtotals......     (773)  57,176    6,741
                                  --------  -------  -------
                  Deferred:
                      Federal....  (13,502)  (2,475)   5,276
                      Foreign....   (8,321)    (215)  (1,328)
                      State......     (776)    (393)     701
                                  --------  -------  -------
                  Subtotals......  (22,599)  (3,083)   4,649
                                  --------  -------  -------
                  Totals......... $(23,372) $54,093  $11,390
                                  ========  =======  =======

   Income tax expense differs from the amounts computed by applying the U.S federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the U.S. statutory rate to the effective tax rate follows:

                                                          % of Pre-tax Earnings
                                                          --------------------
                                                           2001   2000   1999
                                                          -----   -----  -----
  United States federal statutory rate...................  35.0%   35.0%  35.0%
  State income taxes, net of United States federal effect   0.3     2.6    2.4
  Non-deductible amortization and other expenses......... (21.0)   16.2   14.3
  Cost of reorganization as a Bermuda company............    --   119.2     --
  Net effects of foreign tax rates and credits...........  (4.0)   (8.6) (16.0)
  Other items............................................  (1.2)   (3.2)   0.1
                                                          -----   -----  -----
  Effective tax rate.....................................   9.1%  161.2%  35.8%
                                                          =====   =====  =====

   As reflected in the above table, the effective tax rate for fiscal 2001 was significantly impacted by the goodwill impairment charge recorded in the fourth fiscal quarter. Most of the goodwill which was written-down was not deductible for tax purposes.

   Temporary differences and carryforwards which gave rise to the deferred tax assets and liabilities included the following items (dollars in thousands):

                                                             August 31,
                                                          ----------------
                                                           2001     2000
                                                          -------  -------
    Deferred income tax assets:
       Operating loss and state tax credit carryforwards. $33,021  $ 2,861
       Compensation and other employee benefits..........   8,980    8,294
       Inventory items...................................   2,333    2,609
       Restructuring expenses............................   4,506    2,351
       Deferred income...................................   2,828    2,499
       Book reserves and other items.....................   6,384    4,568
                                                          -------  -------
           Total deferred assets.........................  58,052   23,182
       Valuation allowance...............................  (9,784)  (2,861)
                                                          -------  -------
           Net deferred income tax assets................  48,268   20,321
                                                          -------  -------
       Depreciation and amortization.....................  20,177   17,117
       Inventory items...................................     168      413
       Other items.......................................      --      336
                                                          -------  -------
           Net deferred income tax liabilities...........  20,345   17,866
                                                          -------  -------
    Net deferred income taxes............................ $27,923  $ 2,455
                                                          =======  =======

   The valuation allowance represents a reserve for certain non-U.S. and U.S. federal and state operating loss carryforwards for which utilization is uncertain. The increase in the valuation allowance represents the current year increase in such loss carryforwards. The majority of the non-U.S. losses may be carried forward indefinitely. The U.S. federal and state loss carryforwards expire in various years through 2021.

   Realization of the net deferred tax assets of $27.9 million, reflecting the net benefit of $23.2 in loss carryforwards, is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in future periods if estimates of future taxable income during the carryforward period are reduced.

   APW Ltd. has agreed to indemnify Applied Power against certain tax liabilities arising from the reorganization leading up to the Distribution. The reorganization, including the merger and APW Ltd.'s continuation as a Bermuda company, involves taxable transactions. APW Ltd. recorded a $40.0 million income tax provision in fiscal 2000 as a result of the reorganizing as a Bermuda company. Under a tax sharing agreement the Company entered into with Applied Power, the Company will be responsible for federal and state income taxes resulting from the reorganization transactions. As a result, the Company will bear the risk of any audit adjustments by the IRS or other taxing authorities challenging the reporting of the reorganization transactions.

   Earnings (losses) from continuing operations before income taxes from non-U.S. operations were ($172.5) million, $8.1 million and $25.9 million for 2001, 2000 and 1999, respectively. Income taxes paid during fiscal 2001 were $44.5 million, which includes a $30.0 million payment to Actuant under the Tax Sharing Agreement. APW Ltd. did not pay any income taxes from the Distribution date through August 31, 2000. Prior to the Distribution, Applied Power paid all income taxes on behalf of the businesses that comprise APW Ltd. and its subsidiaries.

Note 12 - Equity

   On July 7, 2000, Applied Power's board of directors approved the Distribution of its Electronics businesses. The distribution occurred on July 31, 2000, with shareholders of Applied Power Inc. common stock receiving one share of APW Ltd. common stock for every Applied Power Inc. share owned as of the July 21, 2000 record date.

   APW Ltd. was formed as an indirect wholly owned subsidiary of Applied Power through a continuation of an existing corporation (previously named Wright Line, Inc. and now named APW Ltd.) in Bermuda. As a result, APW Ltd. became a Bermuda corporation and at such time issued 1.2 million shares of common stock owned indirectly by Applied Power Inc. In connection with the Distribution, APW Ltd. issued additional shares of common stock totaling 37,997,135 which were held indirectly by Applied Power Inc. and on July 31, 2000, Applied Power Inc. distributed all 39,197,135 shares to the shareholders of Applied Power Inc.

   In conjunction with the Distribution, the consolidated debt of Applied Power was realigned between APW Ltd. and Applied Power. Through an additional investment by Applied Power on July 31, 2000, a certain portion of allocated APW Ltd. debt was assumed by Applied Power. See Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss).

   The "Combined equity" caption in the accompanying Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) represents Applied Power's cumulative net investment in the combined businesses of APW Ltd. prior to the Distribution. Changes in the "Combined equity" caption represent the net income
(loss) of APW Ltd., net cash and noncash contributions from (distributions to) Applied Power, changes in allocated corporate debt and allocated corporate interest, net of tax. See the accompanying Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for an analysis of the activity in the "Combined equity" caption.

   Under APW Ltd.'s memorandum of association, the Company's authorized share capital is divided into: 250.0 million shares of common stock, par value $0.01 per share, of which 40,042,207 shares were issued and outstanding, less contingent shares, at August 31, 2001; and 50.0 million shares of preferred stock, par value $0.01 per share, of which only the shareholder rights (and the Series A Junior Participating Preferred Stock) associated with the common stock were outstanding at August 31, 2001. See discussion of shareholder rights plan below.

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

Note 13--Transactions and Agreements with Applied Power

   In order to effect the Distribution, Applied Power and APW Ltd. have entered into the following agreements:

    . Contribution Agreement, Plan and Agreement of Reorganization and Distribution
    . General Assignment, Assumption and Agreement regarding Litigation, Claims, and other Liabilities
    .  Transitional Trademark Use and License Agreement
    .  Insurance Matters Agreement
    .  Bill of Sale and Assumption of Liabilities
    .  Employee Benefits and Compensation Agreement
    .  Tax Sharing and Indemnification Agreement
    .  Interim Administrative Services Agreement
    .  Confidentiality and Non Disclosure Agreement
    .  Assumption of Applied Power Inc. Debt Obligation

   These agreements define the ongoing relationship between the parties after the Distribution. See Note 11-- "Income Taxes" and Note 16--"Contingencies and Litigation" for additional discussion of indemnification agreements between APW Ltd. and Applied Power.

Note 14--Supplemental Balance Sheet Information

                                                          August 31,
      (Dollars in thousands)                         --------------------
                                                       2001       2000
                                                     ---------  ---------
      Accounts receivable--
           Accounts receivable...................... $ 116,839  $ 122,405
           Less allowances..........................    (3,847)    (3,924)
                                                     ---------  ---------
           Accounts receivable, net................. $ 112,992  $ 118,481
                                                     =========  =========
      Property, plant and equipment--
           Property................................. $  11,113  $   5,690
           Plant....................................    46,783     25,679
           Machinery and equipment..................   420,019    327,638
                                                     ---------  ---------
             Total..................................   477,915    359,007
           Less accumulated depreciation............  (222,886)  (181,975)
                                                     ---------  ---------
             Property, plant and equipment, net..... $ 255,029  $ 177,032
                                                     =========  =========
      Goodwill--
           Goodwill................................. $ 925,152  $ 730,570
           Less accumulated amortization............  (245,927)   (57,510)
                                                     ---------  ---------
           Goodwill, net............................ $ 679,225  $ 673,060
                                                     =========  =========
      Other intangibles--
           Other intangibles........................ $  40,527  $  20,163
           Less accumulated amortization............   (12,911)   (10,901)
                                                     ---------  ---------
           Other intangibles, net................... $  27,616  $   9,262
                                                     =========  =========

Note 15--Business Segment, Geographic and Customer Information

   APW Ltd. operates as one reportable segment. APW Ltd. supplies electronic enclosures, thermal management systems, backplanes, power supplies, and cabling either as individual products, or as an integrated system incorporating certain of APW Ltd.'s product design, supply chain management, assembly and test capabilities. Sales between geographic areas are insignificant and are accounted for at prices intended to yield a reasonable return to the selling affiliate.

   Enterprise-wide information is provided in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Geographical net sales is based on the origin of the sales. Asset information is based on physical location of the assets at the end of the fiscal year. The following table summarizes financial information by geographic region (dollars in thousands):

                                             Years Ended August 31,
                                        --------------------------------
                                           2001       2000       1999
                                        ---------- ---------- ----------
        Net sales:
           Americas.................... $  780,248 $  734,315 $  576,034
           Europe and Asia.............    487,436    505,227    479,304
                                        ---------- ---------- ----------
               Totals.................. $1,267,684 $1,239,542 $1,055,338
                                        ========== ========== ==========

        Long-lived assets:
           Americas.................... $  149,723 $   98,955
           Europe and Asia.............     99,015     73,142
           General corporate and other.      6,291      4,935
                                        ---------- ----------
               Totals.................. $  255,029 $  177,032
                                        ========== ==========

   No single customer accounted for more than 10% of total net sales in fiscal 2001, 2000 or 1999. Export sales from United States operations were less than 3% of total net sales in each of the periods presented.

Note 16--Contingencies and Litigation

   APW Ltd. is a party to various legal proceedings which have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, labor, patent and contract claims, and commission disputes. APW Ltd. will assume and indemnify Actuant with respect to those proceedings involving the Electronics businesses, while Actuant will indemnify APW Ltd. with respect to the Actuant Industrial businesses.

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

   APW Ltd. has facilities at numerous geographic locations, which are subject to a range of environmental laws and regulations. Compliance with these laws has and will require expenditures on a continuing basis. Predecessors to APW Ltd. have been identified by the United States Environmental Protection Agency ("EPA") as "Potentially Responsible Parties" regarding various multi-party Superfund sites. Potentially Responsible Parties are jointly and severally liable with respect to Superfund remediation liabilities. Any liability in connection with these sites has been assumed by APW Ltd. Based on the Company's investigations, management believes that the Company is a de minimis participant in certain of these sites. As to one other site, the Company is a minor participant, and the Company's share of estimated cleanup costs is not likely to exceed $1.1 million. As to another EPA site where the Company is not a de minimis participant, the state has required additional ground water testing at a former APW Ltd. manufacturing facility, and the Company cannot reasonably estimate the amount of the Company's liability, if any. In addition, the Company is also involved in other state cleanup actions for which management believes the aggregate costs of remediation are adequately reserved for.

   APW Ltd. anticipates that environmental costs will be expensed or capitalized depending on their future economic benefits. Expenditures that have no future economic value are expensed. Liabilities will be recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental expenditures over the last three years for APW Ltd. have not been material. Although the level of future expenditures for environmental remediation is impossible to determine with any degree of certainty, management does not believe these costs are likely to have a material adverse effect on APW Ltd.'s financial position, results of operations or cash flows. Environmental remediation accruals of $4.4 million and $3.2 million were included in the Consolidated Balance Sheets at August 31, 2001 and 2000, respectively.

Note 17--Subsequent Events, Liquidity and Management's Plans

   On September 27, 2001, the Company's lenders amended certain debt covenants associated with APW Ltd.'s Multi-Currency Credit Agreement, UK Revolving Credit Agreement and the Accounts Receivable Facility ("credit facilities"). These revised covenants were established based upon APW Ltd. management's financial forecasts prior to the events of September 11, 2001. Throughout the first fiscal quarter of 2002, APW Ltd. experienced a significant decline in net sales compared to prior periods and compared to management's financial forecasts that were the basis for the financial covenants set forth in the September 27, 2001 amendment. Such declines are related to a number of factors, certain of which were impacted by the terrorist attacks that took place in the United States on September 11, 2001. Those terrorist attacks were unprecedented events which have created many economic and political uncertainties. On December 13, 2001, the Company's lenders again amended certain debt covenants associated with the Company's credit facilities to reflect the Company's revised financial forecasts as of that point in time. The revisions in the covenants were considered necessary due to the magnitude of the decline in the first fiscal 2002 quarter actual results compared to prior periods and management's forecasts. In addition, the amendment repriced the outstanding warrants issued in conjunction with the May 15, 2001 amendment to the closing price of APW Ltd.'s common stock on December 10, 2001 of $1.98 and eliminates the previous reduction provision if the Company met repayment targets by August 31, 2002. The Company also issued warrants for 9.9% of the common stock outstanding on December 13, 2001 (approximately 4.1 million shares) at a price of $0.01. These $0.01 warrants are cancelled if the credit facilities are repaid by July 31, 2002 (entirely cancelled) or September 30, 2002 (49.5% cancelled).

   If the magnitude of the decline in net sales continues or APW Ltd. experiences a significant change in its cost structure, APW Ltd. may not be able to comply with the covenants which were agreed to with the Company's lenders as of December 13, 2001. Further, such covenants contemplate the sale of one of the Company's divisions during the second fiscal 2002 quarter. Should this transaction not be completed during the second fiscal 2002 quarter for any reason, the Company would likely violate a financial covenant during its second fiscal 2002 quarter ending February 28, 2002.

   APW Ltd.'s management plans to continue to aggressively pursue additional revenue opportunities within its core customer markets. APW Ltd. has adopted several restructuring plans during fiscal 2001 in an effort to reduce costs in the wake of declining net sales experienced during fiscal 2001. These programs resulted in restructuring charges during fiscal 2001 and have provided cost savings which are expected to continue into the future. Management plans to consider additional cost-reduction programs, as necessary, to further align the Company's cost base with net sales.

   While the Company's revised financial forecasts reflect management's best estimates, there can be no assurances that the Company's fiscal 2002 financial forecasts, which are the basis of the current financial covenants, will be achieved. If the Company's actual operating performance does not substantially meet the fiscal 2002 financial forecasts associated with the amended covenants, the Company may have difficulty achieving compliance with certain debt covenants in APW Ltd.'s amended credit facilities. If APW Ltd. fails to comply with debt covenants for any reason, the Company may have to consider a number of the following measures: (a) obtain a waiver of default for the violated covenant(s); (b) obtain an amendment of the covenants in the existing credit facilities; (c) seek additional sources of debt financing, which likely would be subject to obtaining necessary lender consents; (d) seek additional equity financing or other strategic alternatives; (e) restructure its obligations and/or the business; or (f) consider a combination of the foregoing. Given the circumstances, the Company is evaluating its alternatives. There can be no assurances that the aforementioned alternatives would be available to the Company in the future. If this were the case, a future violation of debt covenants would cause a material adverse effect on the Company's ability to continue in its present form and to achieve its intended business objectives.

   At August 31, 2001 and November 30, 2001, APW Ltd. had $52.4 million and $24.0 million, respectively, of borrowings available under the Company's two credit facilities. In addition, at August 31, 2001 and November 30, 2001, although APW Ltd. sold all eligible accounts receivable under the Company's accounts receivable facility, APW Ltd. had the availability to sell an incremental $22 million and $35.4 million, respectively.

   The Company understands that it, and two of its senior executives have been sued in connection with alleged violations of Federal securities laws which preceded a drop in the price of its common stock ending on March 20, 2001. The complaint, which is captioned Stewart Norman Hicks v. APW Ltd., et al., was filed on December 10, 2001. The complaint alleges violations of the Federal securities laws and seeks certification of a plaintiff class consisting of all purchasers of the Company's common stock between September 26, 2000 and March 20, 2001, inclusive. The complaint does not quantify the damages. The Company has not yet been served with the complaint and, therefore, cannot evaluate the merits of the claim.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of APW Ltd.:

   Our audits of the consolidated financial statements referred to in our report dated October 1, 2001, except for information in Note 3 as it relates to the goodwill impairment, and except for information in Note 17, for which the date is December 13, 2001, on page 37 of this Form 10-K/A also included an audit of the financial statement schedule listed in the index incorporated by reference under Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
October 1, 2001

                           APW LTD. AND SUBSIDIARIES
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in Thousands)

                                          Additions     Deductions
                                      ----------------- ----------
                             Balance  Charged            Amounts
                               at     to Costs           Written              Balance
                            Beginning   and      Net     Off Less            At End of
                            of Period Expenses Acquired Recoveries Other (1)  Period
Description                 --------- -------- -------- ---------- --------- ---------
Deducted from assets to
  which they apply:
Allowance for losses--
  trade accounts receivable
August 31, 2001............  $ 3,924    4,055     211      4,344        1     $ 3,847
                             =======   ======   =====     ======     ====     =======
August 31, 2000............  $ 3,537    1,184      57        967      113     $ 3,924
                             =======   ======   =====     ======     ====     =======
August 31, 1999............  $ 2,499      641   1,254        801      (56)    $ 3,537
                             =======   ======   =====     ======     ====     =======
Allowance for losses--
  inventory
August 31, 2001............  $11,350   19,086     379     17,203      414     $14,026
                             =======   ======   =====     ======     ====     =======
August 31, 2000............  $11,936    4,779     455      5,052     (768)    $11,350
                             =======   ======   =====     ======     ====     =======
August 31, 1999............  $13,187    4,197   1,359      6,521     (286)    $11,936
                             =======   ======   =====     ======     ====     =======
Allowance for losses--
  Deferred tax assets
August 31, 2001............  $ 2,861    7,238      --        315       --     $ 9,784
                             =======   ======   =====     ======     ====     =======
August 31, 2000............  $ 1,159    2,192      --        490       --     $ 2,861
                             =======   ======   =====     ======     ====     =======
August 31, 1999............  $   772      524      --        137       --     $ 1,159
                             =======   ======   =====     ======     ====     =======

   -----
   (1) Primarily represents the effect of exchange rate changes on asset balances over the periods indicated.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APW Ltd.
                                          (Registrant)
Dated: December 14, 2001
                                                   /S/ RICHARD D. CARROLL
                                          By:__________________________________
                                                     Richard D. Carroll
                                             Vice President--Chief Financial
                                                          Officer

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

  /S/ PETER DOUGLAS    Director
----------------------
    Peter Douglas

  /S/ JACK L. HECKEL   Director
----------------------
    Jack L. Heckel

  /S/ GERALD MCGOEY    Director
----------------------
    Gerald McGoey

  /S/ JOHN ZIEMNIAK    Director
----------------------
    John Ziemniak

/S/ JOHN J. MCDONOUGH  Director
----------------------
  John J. McDonough
--------
*  Each of the above signatures is affixed as of December 14, 2001

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

 10.12  APW Ltd. Outside Directors' Stock Option   Exhibit 10.12 to the Form 10 Registration
        Plan                                       Statement dated May 1, 2000, as amended

 10.13  Change in Control Agreement for                                                         X
        Richard Sim

 10.14  Change in Control Agreement for                                                         X
        Todd Adams

 10.15  Change in Control Agreement for                                                         X
        Susan Hrobar

 10.16  Change in Control Agreement for                                                         X
        William J. Albrecht

 10.17  Change in Control Agreement for                                                         X
        Kashyap Pandya

 10.18  Change in Control Agreement for                                                         X
        Ralph Sandle, Jr.

 10.19  Change in Control Agreement for                                                         X
        Richard D. Carroll

 10.20  Change in Control Agreement for                                                         X
        Joseph T. Lower

 10.21  Change in Control Agreement for                                                         X
        William Blackmore

 10.22  Sim Letter assumed by APW                                                               X

 21.1   Subsidiaries of the Registrant *

 23.1   Consent of PricewaterhouseCoopers LLP                                                   X

 99.1   Press release dated September 27, 2001, by
        APW Ltd.*

--------
* These exhibits were previously filed as exhibits to the Form 10-K for the year ended August 31, 2001 as filed on November 29, 2001.