Form 10-Q
period 2001-11-30
APW LTD
filed 2002-01-14
CIK 1111938

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

   Mark One
     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 2001

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



                        N22 W23685 Ridgeview Parkway West
                         Waukesha, Wisconsin 53188-1013
               (Address of principal executive offices) (Zip code)

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

                                            Yes    X          No
                                                -------          -------


The number of shares outstanding of the registrant's Common Stock (including related Preferred Stock purchase rights) as of January 2, 2002 was 40,813,086.

                                    APW Ltd.
                                     INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements

             Condensed Consolidated Statements of Operations -
                Three Months Ended November 30, 2001 and 2000............   3

             Condensed Consolidated Balance Sheets -
                November 30, 2001 and August 31, 2001....................   4

             Condensed Consolidated Statements of Cash Flows -
                Three Months Ended November 30, 2001 and 2000............   5

             Notes to Condensed Consolidated Financial Statements........   6

Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................  10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk......  17


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings...............................................  18

Item 6 - Exhibits and Reports on Form 8-K................................  18

SIGNATURE................................................................  18
---------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                                    APW Ltd.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                        Three Months Ended November 30,
                                                                                        -------------------------------
                                                                                             2001             2000
                                                                                        --------------   --------------
Net sales                                                                                  $ 219,829       $ 359,723
Cost of products sold                                                                        197,942         268,959
                                                                                           ---------       ---------

           Gross profit                                                                       21,887          90,764

Engineering, selling and administrative expenses                                              40,358          56,011
Amortization of intangibles assets                                                             6,302           6,025
Restructuring charges                                                                         10,011               -
Loss on sale of subsidiary                                                                         -           2,667
                                                                                           ---------      ----------

           Operating earnings (loss)                                                         (34,784)         26,061

Net financing costs                                                                           14,500           6,464
Other expense (income), net                                                                     (362)            317
                                                                                           ---------      ----------

Earnings (loss) before income tax expense (benefit)                                          (48,922)         19,280

Income tax expense (benefit)                                                                 (12,230)          6,518
                                                                                           ---------      ----------

Net earnings (loss)                                                                        $ (36,692)      $  12,762
                                                                                           =========       =========


Basic earnings (loss) per share:

   Earnings (loss) per share                                                               $   (0.92)     $     0.33
                                                                                           =========      ==========
   Weighted average common shares outstanding                                                 40,046          39,213
                                                                                           =========      ==========

Diluted earnings (loss) per share:

   Earnings (loss) per share                                                               $   (0.92)     $     0.31
                                                                                           =========      ==========
   Weighted average common and potential dilutive common shares outstanding                   40,046          41,381
                                                                                           =========      ==========


      See accompanying Notes to Condensed Consolidated Financial Statements

                                    APW Ltd.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                    November 30,         August 31,
                                                                                        2001                2001
                                                                                    ------------        ------------
                                                                                    (Unaudited)
                                     ASSETS
                                     ------
Current assets
        Cash and cash equivalents                                                    $     7,816         $     8,542
        Accounts receivable, net                                                         100,633             112,992
        Inventories                                                                      118,518             135,019
        Prepaid expenses                                                                  15,354              14,325
        Deferred income taxes                                                             16,031              16,650
                                                                                     -----------         -----------
                  Total current assets                                                   258,352             287,528

Property, plant and equipment                                                            461,615             477,915
        Less: Accumulated depreciation                                                  (224,381)           (222,886)
                                                                                     -----------         -----------
                  Net property, plant and equipment                                      237,234             255,029

Goodwill, net                                                                            674,407             679,225
Other intangible assets, net                                                              26,730              27,616
Other assets                                                                              65,785              54,446
                                                                                     -----------         -----------

                 Total assets                                                        $ 1,262,508         $ 1,303,844
                                                                                     ===========         ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

Current liabilities
         Short-term borrowings                                                       $         -         $     5,745
         Trade accounts payable                                                           88,223             118,466
         Accrued compensation and benefits                                                25,615              29,594
         Income taxes payable                                                             41,962              37,196
         Other current liabilities                                                        44,989              40,163
                                                                                     -----------         -----------
                 Total current liabilities                                               200,789             231,164

Long-term debt                                                                           642,434             611,549
Other long-term liabilities                                                               41,824              45,375

Shareholders' equity
         Common Stock--$0.01 par value per share; authorized 250,000,000 shares;
           issued and outstanding, less contingent shares, 40,055,453
           and 40,042,207 shares, respectively                                               400                 400
         Share premium                                                                   669,772             669,772
         Accumulated deficit                                                            (264,660)           (227,927)
         Accumulated other comprehensive loss                                            (28,051)            (26,489)
                                                                                     -----------         ------------
                  Total shareholders' equity                                             377,461             415,756
                                                                                     -----------         ------------

                  Total liabilities and shareholders' equity                         $ 1,262,508         $ 1,303,844
                                                                                     ===========         ============



      See accompanying Notes to Condensed Consolidated Financial Statements

                                    APW Ltd.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                         November 30,
                                                             -------------------------------------
                                                                  2001                 2000
                                                             ---------------      ----------------
Operating activities
--------------------
Net earnings (loss)                                          $      (36,692)     $        12,762
Adjustments to reconcile net earnings (loss) to net cash
      used in operating activities:
           Depreciation and amortization                             25,121               15,525
           Amortization of financing fees                             1,605                    -
           Gain from sale of assets                                    (153)                   -
           Loss on sale of subsidiary                                     -                2,667
           Benefit for deferred income taxes                        (11,138)                (338)
           Restructuring charges                                     10,011                    -
           Changes in operating assets and liabilities:
                    Accounts receivable                              24,624              (14,693)
                    Inventories                                      15,679              (17,659)
                    Prepaid expenses and other assets                (2,221)              (5,089)
                    Trade accounts payable                          (29,380)               3,275
                    Income taxes                                      5,351              (22,974)
                    Other liabilities                               (11,859)              (1,987)
                                                             ---------------      ----------------
     Net cash used in operating activities                           (9,052)             (28,511)


Investing activities
--------------------
Proceeds on the sale of property, plant and equipment                 2,689                    -
Additions to property, plant and equipment                           (5,932)             (30,840)
Net proceeds on sale of subsidiary, net of cash sold                      -                1,782
Other investing activities                                             (366)                (600)
                                                             ---------------      ----------------
     Net cash used in investing activities                           (3,609)             (29,658)


Financing activities
--------------------
Net short term borrowings                                            (5,667)               3,314
Principal repayments on long-term debt                              (67,507)             (58,536)
Principal borrowings on long-term debt                               99,023               90,332
Net commercial paper borrowings                                           -               25,062
Net receivables financed                                            (13,402)                   -
Stock option exercises                                                    -                  704
Other financing activities                                              (42)                 168
                                                             ---------------      ----------------
     Net cash provided by financing activities                        12,405              61,044

Effect of exchange rate changes on cash                                (470)                 (23)
                                                             ---------------      ----------------

Net increase (decrease) in cash and cash equivalents                   (726)               2,852

Cash and cash equivalents - beginning of period                       8,542                  570
                                                             ---------------      ----------------

Cash and cash equivalents - end of period                    $        7,816       $        3,422
                                                             ===============      ================

      See accompanying Notes to Condensed Consolidated Financial Statements

                                    APW Ltd.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business
--------------------------------

      APW Ltd. ("APW" or the "Company") is a leading global provider of Technically Enabled Manufacturing Services ("TEMS"), focused on designing and integrating large electronic products. APW has the capabilities to design and manufacture various subsystems for electronic products, including enclosures, thermal management systems, backplanes, power supplies, printed circuit board assemblies, and cabling, either as integrated custom systems or as individual subsystems. In addition, APW provides a wide range of integration services to its customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. APW's focus is large infrastructure solutions, such as wireless base stations and switches, enterprise hardware and internet server enclosures. APW is not targeting high volume markets, such as personal computers or cell phone handsets. These offerings provide APW's customers with accelerated time-to-market and decreased time-to-volume production, while reducing their production costs and allowing them to focus on the design and marketing of their products. APW believes the Company's emphasis on technical innovation and vertically integrated engineering and manufacturing expertise, coupled with its total solution approach, which can be delivered on a worldwide basis, differentiates the Company in the marketplace.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

      Basis of Presentation: The accompanying unaudited condensed consolidated
      ----------------------
financial statements of APW Ltd. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all adjustments which are normal and recurring in nature necessary to present fairly the financial position of the Company at November 30, 2001 and the results of operations and cash flows for the three months ended November 30, 2001 (fiscal 2002 first quarter) and 2000 (fiscal 2001 first quarter). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company's fiscal 2001 Annual Report on Form 10-K.

      Earnings (Loss) Per Share: Basic earnings per share is calculated by
      --------------------------
dividing net earnings (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants.

      Earnings per share for the fiscal 2002 and fiscal 2001 first quarter is based on the following (in thousands, except earnings per share amounts):

                                                                                Three Months Ended
                                                                                   November 30,
                                                                          ------------------------------
               Numerator:                                                     2001            2000
                                                                          -------------   --------------
                  Net earnings (loss) for basic and diluted earnings
                     per share                                            $   (36,692)     $     12,762
                                                                          =============   ==============

               Denominator:

                  Weighted average common shares outstanding for
                     basic earnings (loss) per share                           40,046            39,213

                  Net effect of dilutive stock options based on the
                     treasury stock method                                          -             2,168
                                                                          -------------   --------------





                  Weighted average common and potential common shares
                     outstanding for diluted earnings (loss) per share         40,046            41,381
                                                                          =============   ==============

               Basic earnings (loss) per share:                           $     (0.92)     $       0.33
                                                                          =============   ==============
               Diluted earnings (loss) per share:                         $     (0.92)     $       0.31
                                                                          =============   ==============

      When the Company reports positive net earnings, the diluted earnings per share calculation will include the impact of dilutive securities issued under the existing stock option plans and issued warrants. Fiscal 2002 diluted earnings per share exclude the effect of options to purchase approximately 7.0 million shares of common stock because they would be anti-dilutive due to the net loss during the fiscal 2002 first quarter. Warrants to purchase approximately 2.1 million shares of common stock were outstanding as of November 30, 2001, but were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive due to the net loss for the quarter ending November 30, 2001.

     New Accounting Pronouncements: In June 2001, SFAS No. 141, "Business
     ------------------------------
Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for APW Ltd. as of July 31, 2001. SFAS No. 142 will be effective for the Company on September 1, 2002 for existing goodwill and intangible assets. The Company is currently evaluating the impact of SFAS No. 142.

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

      Reclassifications: Certain prior quarter amounts have been reclassified to
      ------------------
conform with the fiscal 2002 first quarter presentations. Such reclassifications had no impact on previously reported net earnings.

Note 3 - Restructuring and Other Charges
----------------------------------------

      During the fiscal 2002 first quarter, APW Ltd. recognized pre-tax restructuring and other charges totaling $19.6 million. The components of the charges recorded are as follows (dollars in millions):


                                                          Charges
                                                       -------------
Facility closure costs:
     Severance                                              $   6.4
     Lease exit costs                                           3.6
     Equipment impairment                                       7.9
     Other costs                                                1.7
                                                       -------------
          Total facility closure costs                      $  19.6
                                                       =============

      Facility closure costs relate to the rationalization of seven facilities and impact both salaried and hourly employees. The costs are recorded in the Condensed Consolidated Statement of Operations for the fiscal 2002 first quarter as follows: 1) severance and lease exit costs totaling $10.0 million are recorded as restructuring charges; and 2) equipment impairment charges, resulting from facility closures, of $7.9 million and other facility closure costs totaling $1.7 million are recorded as cost of products sold.

   Restructuring

      Beginning in fiscal 2001 and continuing in the fiscal 2002 first quarter, management developed formal plans to exit certain facilities and involuntarily terminate employees. Management's plans to exit certain facilities included the identification of duplicate manufacturing and sales facilities for closure and the transfer of the related operations to other facilities. Management currently anticipates that the facility closures and all related activities will be substantially complete within one year of the commitment dates of the respective exit plans.


      The following table summarizes the activity with respect to fiscal 2002 first quarter restructuring charges (in millions, except employee data):

                                                             Severance             Facilities        Total
                                                       Number
                                                         of
                                                     Employees        Reserve       Reserve         Reserve
                                                   -------------   ------------  -------------   --------------
Total reserve balance at August 31, 2001                287            $ 2.1         $ 5.2            $  7.3
Add: Fiscal 2002 first quarter charges                  461              6.4           3.6              10.0
Less: Fiscal 2002 first quarter utilization            (443)            (3.4)         (2.1)             (5.5)
                                                   -------------   ------------  -------------   --------------

Ending balance at November 30, 2001                     305            $ 5.1         $ 6.7            $ 11.8
                                                   =============   ============  =============   ==============

Note 4 - Comprehensive Income (Loss)
------------------------------------

      The components of comprehensive income (loss) are as follows (in thousands):

                                                              Three Months Ended
                                                                 November 30,
                                                         ------------------------------
                                                             2001             2000
                                                         -------------    -------------
  Net earnings (loss)                                    $   (36,692)     $    12,762
  Cumulative effect of change in accounting principle
    for derivatives and hedging activities, net of tax             -              168
  Derivative instrument fair market value adjustment            (655)               -
  Reclassification of derivative losses to earnings              196                -
  Foreign currency translation adjustments                    (1,103)          (2,095)
                                                         -------------    -------------
  Comprehensive income (loss)                            $   (38,254)     $    10,835
                                                         =============    =============

Note 5 - Inventories
--------------------

      Inventories consisted of (in thousands):

                                      November 30,         August 31,
                                         2001                2001
                                    ---------------    ----------------
Raw material                        $      71,905      $        77,509
Work-in-progress                           29,112               31,945
Finished goods                             29,705               39,591
                                    --------------     ----------------
Total inventories, gross                  130,722              149,045
Less: inventory reserves                  (12,204)             (14,026)
                                    --------------     ----------------
             Total inventories      $     118,518      $       135,019
                                    ==============     ================

Note 6 - Accounts Receivable Facility
-------------------------------------

      At November 30, 2001 and August 31, 2001, accounts receivable were reduced by $44.6 million and $58.0 million, respectively, representing receivable interests sold under the accounts receivable facility.

Note 7 - Contingencies and Litigation
-------------------------------------

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

Note 8 - Subsequent Events, Liquidity and Management's Plans
------------------------------------------------------------

      On September 27, 2001, the Company's lenders amended certain debt covenants associated with APW Ltd.'s Multi-Currency Credit Agreement, UK Revolving Credit Agreement and the Accounts Receivable Facility (collectively,"credit facilities"). These revised covenants were established based upon APW Ltd. management's financial forecasts prior to the events of September 11, 2001. Throughout the fiscal 2002 first quarter, APW Ltd. experienced a significant decline in net sales compared to prior periods and compared to management's financial forecasts that were the basis for the financial covenants set forth in the September 27, 2001 amendment. Such declines are related to a number of factors, certain of which were impacted by the terrorist attacks that took place in the United States on September 11, 2001. Those terrorist attacks were unprecedented events that have created many economic and political uncertainties. On December 13, 2001, the Company's lenders again amended certain debt covenants associated with the Company's credit facilities to reflect the Company's revised financial forecasts as of that point in time. The revisions in the covenants were considered necessary due to the magnitude of the decline in the fiscal 2002 first quarter actual results compared to prior periods and management's forecasts. In addition, the amendment repriced the outstanding warrants issued in conjunction with the May 15, 2001 amendment to the closing price of APW Ltd.'s common stock on December 10, 2001 of $1.98 and eliminates the previous reduction provision if the Company met repayment targets by August 31, 2002. The Company also issued warrants for 9.9% of the common stock outstanding on December 13, 2001 (approximately 4.1 million shares) at a price of $0.01. These $0.01 warrants are cancelled if the credit facilities are repaid by July 31, 2002 (entirely cancelled) or September 30, 2002 (49.5% cancelled).

      If the decline in net sales continues or APW Ltd. experiences a significant change in its cost structure, APW Ltd. may not be able to comply with the covenants which were agreed to with the Company's lenders as of December 13, 2001. Further, such covenants contemplate the sale of one of the Company's divisions during the three months ending February 28, 2002 (fiscal 2002 second quarter). The Company is in negotiations with another independent party concerning the sale of one of the Company's divisions and is still negotiating some key material terms, including price, and those negotiations are ongoing. Nonetheless, there can be no assurances that the transaction will be consummated. If the transaction is not consummated with any party, the Company may violate a financial covenant and will have to consider a number of measures available to the Company in the event of a covenant violation, which are discussed below.

      APW Ltd.'s management plans to continue to aggressively pursue additional revenue opportunities within its core customer markets. APW Ltd. adopted several restructuring plans during fiscal 2001 and the fiscal 2002 first quarter in an effort to reduce costs in the wake of declining net sales experienced during fiscal 2001 and the fiscal 2002 first quarter. These programs resulted in restructuring charges during fiscal 2001 and the fiscal 2002 first quarter and have provided cost savings that are expected to continue into the future. Management plans to consider additional cost-reduction programs, as necessary, to further align the Company's cost base with net sales.

      While the Company's revised financial forecasts reflect management's best estimates, there can be no assurances that the Company's fiscal 2002 financial forecasts, which are the basis of the current financial covenants, will be achieved. If the Company's actual operating performance does not substantially meet the fiscal 2002 financial forecasts associated with the amended covenants, the Company may have difficulty achieving compliance with certain debt covenants in APW Ltd.'s amended credit facilities. The Company's December 2001 sales did not meet the Company's financial forecast. If APW Ltd. fails to comply with debt covenants for any reason, the Company may have to consider a number of the following measures: (a) obtain a waiver of default for the violated covenant(s);
(b) obtain an amendment of the covenants in the existing credit facilities; (c) seek additional sources of debt financing, which likely would be subject to obtaining necessary lender consents; (d) seek additional equity financing or other strategic alternatives; (e) restructure its obligations and/or the business; or (f) consider a combination of the foregoing. Given the circumstances, the Company is evaluating its alternatives. There can be no assurances that the aforementioned alternatives would be available to the Company in the future. If this were the case, a future violation of debt covenants would cause a material adverse effect on the Company's ability to continue in its present form and to achieve its intended business objectives.

      In December 2001, the Company received notification from the lessor of two of its aircraft that the lease contracts ("contracts") for the two aircraft will be terminated effective March 4, 2002. In conjunction with the termination, the lease terms of the contracts would require the Company to pay the lessor approximately $12.3 million for the two aircraft, as defined by the contracts, and, in exchange, the lessor would convey all of its rights, title and interest in the two aircraft to the Company. The Company is actively working with the lessor to identify a third party which would purchase and/or lease the two aircraft, thereby eliminating the Company's $12.3 million payment obligation. The Company has obtained an estimate of the fair market value of the two aircraft. Based on the estimated fair market value of the two aircraft and the Company's ongoing discussions with the lessor, the Company does not believe that it will incur a loss in connection with the termination of the contracts, and therefore no such loss provision has been recorded by the Company. If the estimated fair market value of the two aircraft changes or the Company and the lessor are unable to identify a third party purchaser or lessee of the two aircraft, the Company may incur a loss in connection with the termination of the contracts. If the Company were to incur a loss in conjunction with the termination of the contracts, the Company, under the current terms of the Company's credit facilities, may fail to be in compliance with a debt covenant. If the Company were to fail to comply with this debt covenant, the Company would then have to consider the aforementioned measures available to the Company in the event of the Company's failure to comply with a debt covenant.

      At November 30, 2001 and December 31, 2001, the Company had $24.0 million and $10.3 million, respectively, of borrowings available under its two credit facilities and $7.8 million and $8.8 million, respectively, in cash. To provide additional liquidity, the Company has been extending payables beyond their normal payment terms. At November 30, 2001 and December 31, 2001, although the Company sold all eligible accounts receivable under its accounts receivable facility, the Company had the availability to sell an incremental $35.4 million and $32.3 million, respectively.

      The Company understands that it, and two of its senior executives have been sued in connection with alleged violations of Federal securities laws which preceded a drop in the price of its common stock ending on March 20, 2001. The complaint, which is captioned Stewart Norman Hicks v. APW Ltd., et al., was filed on December 10, 2001. The complaint alleges violations of the Federal securities laws and seeks certification of a plaintiff class consisting of all purchasers of the Company's common stock between September 26, 2000 and March 20, 2001, inclusive. The complaint does not quantify the damages. The Company also understands that two additional suits containing similar allegations have been filed. The Company has not yet been served with the complaints and, therefore, cannot evaluate the merits of the claims.

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

Overview

      APW Ltd. is a leading global technically enabled manufacturing services provider, focused on designing and integrating large electronic enclosure products. We have the capabilities to design and manufacture various subsystems for electronic products, including enclosures, power supplies, thermal management systems, printed circuit board assemblies, and cabling, either as individual subsystems or as integrated custom systems. We provide a wide range of integrated design, manufacturing and logistics services to customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. Operating in over 30 locations throughout North America, South America, Europe and Asia, we provide our solutions and services to original equipment manufacturers, primarily in the communications (datacom and telecom), computing (enterprise hardware - large servers, large data storage, networking) and Internet (application service providers, Internet service providers and web hosting) markets. Our customers include industry leaders such as Applied Materials, Cisco, Compaq, Cymer, EMC, Ericsson, Fujitsu, Hewlett-Packard, IBM, Lucent, Marconi, Motorola, NCR, Nortel Networks and Sun Microsystems.

Recent Developments

      In December 2001, we amended certain debt covenants associated with our Multi-Currency Credit Agreement, UK Revolving Credit Agreement and the Accounts Receivable Facility (collectively,"credit facilities"). The amendment provides us with the ability to implement additional restructuring plans and the ability to benefit from the potential sale of assets. In addition, the amendment changes certain financial covenants and eliminates certain mandatory reductions in the credit facilities in fiscal 2002. See further discussion at "Liquidity."

Unaudited Adjusted Results of Operations

      In order to evaluate our underlying operating performance, unaudited adjusted financial information for the three months ended November 30, 2001 and 2000 ("fiscal 2002 first quarter" and "fiscal 2001 first quarter," respectively) is presented below. The adjusted fiscal 2002 first quarter condensed consolidated statement of operations presents our operations assuming the restructuring and other charges did not occur during the fiscal 2002 first quarter. The adjusted fiscal 2001 first quarter condensed consolidated statement of operations presents our operations assuming the sale of a subsidiary did not occur during the fiscal 2001 first quarter.

                                                                                    As a Percentage of Net
                                                                                            Sales
                                                            Three Months Ended       Three Months Ended
                                                                November 30,             November 30,
                                                        ----------------------------------------------------
                                                            2001(1)       2000(2)       2001          2000
                                                        ----------------------------------------------------
                                                             (in millions)
         Net sales                                       $    219.8  $     359.7       100.0%        100.0%
         Gross profit                                          31.5         90.8        14.3%         25.2%

         Engineering, selling and administrative expenses      40.4         56.0        18.4%         15.6%
         Amortization of intangible assets                      6.3          6.0         2.9%          1.7%

         Operating earnings (loss)                            (15.2)        28.8        (6.9%)         8.0%

         Net financing costs                                   14.5          6.5         6.6%          1.8%
         Other (income) expense, net                           (0.4)          .3        (0.2%)         0.1%

         Earnings (loss) before income tax expense
         (benefit)                                            (29.3)        22.0       (13.3%)         6.1%

         Income tax expense (benefit)                          (7.3)         6.5        (3.3%)         1.8%

         Net earnings (loss)                                  (22.0)        15.5       (10.0%)         4.3%

(1) Adjustments to exclude restructuring and other charges for the fiscal 2002 first quarter are: (i) $10.0 million restructuring charge for severance and lease exit costs; (ii) $7.9 million equipment impairment charge related to facility closures (included in cost of products sold in the condensed consolidated statement of operations); and (iii) $1.7 million of miscellaneous facility closure costs (included in cost of products sold in the condensed consolidated statement of operations).

(2)  Adjustment excludes a $2.7 million net loss on the sale of a subsidiary.

Net Sales

      Net sales for the fiscal 2002 first quarter were $219.8 million compared to $359.7 million in the fiscal 2001 first quarter, a decrease of 38.9%. Net sales in the fiscal 2002 first quarter were negatively impacted by the broad based slow down in the technology sector which has resulted in reduced demand for some of our customers products and in turn has negatively impacted the demand those customers have for our products and services. In addition to the broad based slow down in the technology sector, the terrorist attacks that took place on September 11, 2001, which were unprecedented events creating many economic and political uncertainties, have had an immediate adverse impact on our business.

      Our fiscal 2002 first quarter sales were influenced by the inclusion of acquisitions completed in the second quarter of fiscal 2001. Excluding these acquisitions, net sales decreased 44.4% in the fiscal 2002 first quarter when compared to sales in the fiscal 2001 first quarter.

Geographic Sales

                                     Three Months Ended
                                        November 30,
                                   -------------------------
                                        2001       2000       Change
                                   ------------------------------------
                                         (In millions)

         Americas                    $   132.7   $   223.6   (40.7%)
         Europe and Asia                  87.1       136.1   (36.0%)
                                   ------------------------------------
              Total                  $   219.8   $   359.7   (38.9%)
                                   ====================================

      Net sales in the Americas for the fiscal 2002 first quarter were $132.7 million compared to $223.6 million in the fiscal 2001 first quarter, a decrease of 40.7%. Our fiscal 2002 first quarter sales were influenced by the inclusion of acquisitions completed in the second quarter of fiscal 2001. Excluding these acquisitions, net sales decreased 50% in the fiscal 2002 first quarter when compared to net sales in the fiscal 2001 first quarter. Net sales in Europe and Asia for the fiscal 2002 first quarter were $87.1 million compared to $136.1 million in the fiscal 2001 first quarter, a decrease of 36.0%.

Gross Profit

      Gross profit for the fiscal 2002 first quarter was $21.9 million compared to $90.8 million in the fiscal 2001 first quarter, a decrease of 75.9%. As a percentage of net sales, the fiscal 2002 first quarter gross profit was 10.0% compared to 25.2% in the fiscal 2001 first quarter. The decrease in gross profit as a percentage of net sales is primarily a result of a combination of factors:
1) $9.6 million of costs related to facility closures (primarily equipment write-offs); 2) under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes; and 3) a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins.

      On an adjusted basis, gross profit for the fiscal 2002 first quarter was $31.5 million compared to $90.8 million in the fiscal 2001 first quarter, a decrease of 65.3%. As a percentage of net sales, the fiscal 2002 first quarter gross profit was 14.3% compared to 25.2% in the fiscal 2001 first quarter. The decrease in adjusted gross profit as a percentage of net sales is primarily a result of the under-absorption of costs resulting from reduced sales volumes and a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins.

Operating Expenses

      Operating expenses in the fiscal 2002 first quarter were $40.4 million compared to $56.0 million in the fiscal 2001 first quarter. As a percentage of net sales, operating expenses were 18.4% for the fiscal 2002 first quarter, compared to 15.6% for the fiscal 2001 first quarter. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. Operating expenses have been reduced by $15.6 million from the fiscal 2001 first quarter. The reduction in operating expenses is primarily due to the restructuring and cost reduction efforts we have made. Although operating expenses have been reduced from the fiscal 2001 first quarter, operating expenses as a percentage of net sales increased due to the under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes.

Amortization of Intangible Assets

      Amortization of intangible assets (amortization) in the fiscal 2002 first quarter was $6.3 million compared to $6.0 million in the fiscal 2001 first quarter, an increase of 5%. Amortization as a percentage of net sales increased to 2.9% in the fiscal 2002 first quarter compared to 1.7% in the fiscal 2001 first quarter.

Restructuring and Other Charges

      A restructuring charge totaling $10.0 million was recorded during the fiscal 2002 first quarter. The restructuring charge relates to the rationalization of seven facilities and the involuntary termination of both salaried and hourly employees. Severance costs associated with the involuntary termination of employees totaled $6.4 million. Lease exit costs resulting from facility closures totaled $3.6 million. In addition to the restructuring charge totaling $10.0 million, we incurred $9.6 million of other costs related to facility closures. Of the $19.6 million in restructuring and facility closure costs, only $1.9 million of costs that relate to employee retention and facility closures, other than lease exit, are incremental cash costs that would not have been incurred in the next 12 months without undertaking the restructuring actions.

      Beginning in fiscal 2001 and continuing in the fiscal 2002 first quarter, management developed formal plans to exit certain facilities and involuntarily terminate employees. Management's plans to exit certain facilities included the identification of duplicate manufacturing and sales facilities for closure and the transfer of the related operations to other facilities. Management currently anticipates that the facility closures and all related activities will be substantially complete within one year of the commitment dates of the respective exit plans.

Operating Earnings (Loss)

      We incurred an operating loss of $34.8 million in the fiscal 2002 first quarter compared to operating earnings of $26.1 million in the fiscal 2001 first quarter. The operating loss was primarily due to: 1) $10.0 million restructuring charge; 2) $9.6 million of costs related to facility closures (primarily equipment write-offs); and 3) reduced sales volumes, driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during the fiscal 2002 first quarter.

      On an adjusted basis, we incurred an operating loss $15.2 million in the fiscal 2002 first quarter compared to operating earnings of $28.8 million in the fiscal 2001 first quarter. The operating loss was primarily due to the reduced sales volumes driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during the fiscal 2002 first quarter.

Net Financing Costs

      Net financing costs in the fiscal 2002 first quarter were $14.5 million compared to $6.5 million in the fiscal 2001 first quarter. Included in the fiscal 2002 first quarter net financing costs is $1.4 million of amortization related to capitalized fees associated with amending the credit facilities during fiscal 2001. The increase in our net financing costs, excluding the $1.4 million in amortized fees, is a result of the increase in our outstanding indebtedness to fund acquisitions in the second quarter of fiscal 2001, capital expenditures, restructuring activities and operations.

Income Tax Expense (Benefit)

      We recorded an income tax benefit in the fiscal 2002 first quarter of $12.2 million compared to income tax expense of $6.5 million in the fiscal 2001 first quarter. Our effective income tax rate was 25.0% for the fiscal 2002 first quarter compared to 33.8% for the fiscal 2001 first quarter. The decrease in the effective tax rate in the fiscal 2002 first quarter compared to the fiscal 2001 first quarter is a result of only recognizing the benefit from a portion of the net operating loss we incurred in the fiscal 2002 first quarter.

Liquidity and Capital Resources

Cash Flows

      Cash and cash equivalents totaled $7.8 million at November 30, 2001 and $8.5 million at August 31, 2001.

      Net cash used in operating activities in the fiscal 2002 first quarter was $9.4 million compared to $28.5 million used in the fiscal 2001 first quarter. The net use of cash in the fiscal 2002 first quarter was primarily due to restructuring related payments totaling $7.4 million.

      Net cash used in investing activities for the fiscal 2002 first quarter was $3.6 million compared to $29.7 million for the fiscal 2001 first quarter. The net use of cash for the fiscal 2002 first quarter was primarily due to capital expenditures of $5.9 million offset by $2.7 million in proceeds on the sale of equipment.

      Net cash provided by financing activities for the fiscal 2002 first quarter was $12.4 million compared to $61.0 million provided in the fiscal 2001 first quarter. The net cash provided by financing activities for the fiscal 2002 first quarter primarily came from net borrowings on our long-term debt facility of $31.5 million, which was offset by $5.7 in payments on short-term borrowings and a reduction in sold receivables of $13.4 million.

Capitalization

      Debt at November 30, 2001 totaled $642.4 million, an increase of approximately $25.1 million from August 31, 2001. The increase in debt was primarily due to restructuring costs, capital expenditures and the $13.4 million decrease in receivables sold under the accounts receivable facility.

      To reduce the risk of interest rate increases, we may periodically enter into interest rate swap agreements. Our current interest rate swap activity is limited to one agreement and is not significant.

Liquidity

      On September 27, 2001, our lenders amended certain debt covenants associated with our Multi-Currency Credit Agreement, UK Revolving Credit Agreement and the Accounts Receivable Facility (collectively,"credit facilities"). These revised covenants were established based upon our financial forecasts prior to the events of September 11, 2001. Throughout the fiscal 2002 first quarter, we experienced a significant decline in net sales compared to prior periods and compared to our financial forecasts that were the basis for the financial covenants set forth in the September 27, 2001 amendment. Such declines are related to a number of factors, certain of which were impacted by the terrorist attacks that took place in the United States on September 11, 2001. Those terrorist attacks were unprecedented events that have created many economic and political uncertainties. On December 13, 2001, our lenders again amended certain debt covenants associated with our credit facilities to reflect our revised financial forecasts as of that point in time. The revisions in the covenants were considered necessary due to the magnitude of the decline in the fiscal 2002 first quarter actual results compared to prior periods and our forecasts. In addition, the amendment repriced the outstanding warrants issued in conjunction with the May 15, 2001 amendment to the closing price of our common stock on December 10, 2001 of $1.98 and eliminates the previous reduction provision if we met repayment targets by August 31, 2002. We also issued warrants for 9.9% of the common stock outstanding on December 13, 2001 (approximately 4.1 million shares) at a price of $0.01. These $0.01 warrants are cancelled if the credit facilities are repaid by July 31, 2002 (entirely cancelled) or September 30, 2002 (49.5% cancelled).


     If the decline in net sales continues or we experience a significant change in our cost structure, we may not be able to comply with the covenants which were agreed to with our lenders as of December 13, 2001. Further, such covenants contemplate the sale of one of our divisions during the three months ending February 28, 2002 (fiscal 2002 second quarter). We are in negotiations with another independent party concerning the sale of one of our divisions and are still negotiating some key material terms, including price, and those negotiations are ongoing. Nonetheless, there can be no assurances that the transaction will be consummated. If the transaction is not consummated with any party, we may violate a financial covenant and will have to consider a number of measures available to us in the event of a covenant violation, which are discussed below.

      Our management plans to continue to aggressively pursue additional revenue opportunities within our core customer markets. We adopted several restructuring plans during fiscal 2001 and the fiscal 2002 first quarter in an effort to reduce costs in the wake of declining net sales experienced during fiscal 2001 and the fiscal 2002 first quarter. These programs resulted in restructuring charges during fiscal 2001 and the fiscal 2002 first quarter and have provided cost savings that are expected to continue into the future. Management plans to consider additional cost-reduction programs, as necessary, to further align our cost base with net sales.

      While our revised financial forecasts reflect management's best estimates, there can be no assurances that our fiscal 2002 financial forecasts, which are the basis of the current financial covenants, will be achieved. If our actual operating performance does not substantially meet the fiscal 2002 financial forecasts associated with the amended covenants, we may have difficulty achieving compliance with certain debt covenants in our amended credit facilities. Our December 2001 sales did not meet our financial forecast. If we fail to comply with debt covenants for any reason, we may have to consider a number of the following measures: (a) obtain a waiver of default for the violated covenant(s); (b) obtain an amendment of the covenants in the existing credit facilities; (c) seek additional sources of debt financing, which likely would be subject to obtaining necessary lender consents; (d) seek additional equity financing or other strategic alternatives; (e) restructure our obligations and/or the business; or (f) consider a combination of the foregoing. Given the circumstances, we are evaluating our alternatives. There can be no assurances that the aforementioned alternatives would be available to us in the future. If this were the case, a future violation of debt covenants would cause a material adverse effect on our ability to continue in our present form and to achieve our intended business objectives.

      In December 2001, we received notification from the lessor of two of our aircraft that the lease contracts ("contracts") for the two aircraft will be terminated effective March 4, 2002. In conjunction with the termination, the lease terms of the contracts would require us to pay the lessor approximately $12.3 million for the two aircraft, as defined by the contracts, and, in exchange, the lessor would convey all of its rights, title and interest in the two aircraft to us. We are actively working with the lessor to identify a third party which would purchase and/or lease the two aircraft, thereby eliminating our $12.3 million payment obligation. We have obtained an estimate of the fair market value of the two aircraft. Based on the estimated fair market value of the two aircraft and our ongoing discussions with the lessor, we do not believe that we will incur a loss in connection with the termination of the contracts, and therefore no such loss provision has been recorded by us. If the estimated fair market value of the two aircraft changes or we and the lessor are unable to identify a third party purchaser or lessee of the two aircraft, we may incur a loss in connection with the termination of the contracts. If we were to incur a loss in conjunction with the termination of the contracts, we, under the current terms of our credit facilities, may fail to be in compliance with a debt covenant. If we were to fail to comply with this debt covenant, we would then have to consider the aforementioned measures available to us in the event of our failure to comply with a debt covenant.

      At November 30, 2001 and December 31, 2001, we had $24.0 million and $10.3 million, respectively, of borrowings available under our two credit facilities and $7.8 million and $8.8 million, respectively, in cash. To provide additional liquidity, we have been extending payables beyond their normal payment terms. At November 30, 2001 and December 31, 2001, although we sold all eligible accounts receivable under our accounts receivable facility, we had the availability to sell an incremental $35.4 million and $32.3 million, respectively.

New Accounting Pronouncements

      In June 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for us as of July 31, 2001. SFAS No. 142 will be effective for us on September 1, 2002 for existing goodwill and intangible assets. We are currently evaluating the impact of SFAS No. 142.

      In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. We are required to adopt SFAS No. 143 on September 1, 2002. We are currently evaluating the impact of SFAS No. 143.

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset. We will be required to adopt SFAS No. 144 on September 1, 2002. We are currently evaluating the impact of SFAS No. 144.

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

      Interest Rate Risk - We periodically enter into interest rate swaps to
      ------------------
stabilize financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, we contract with a counter party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. The effective portion of any gain or loss due to a change in the fair value is initially recorded as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The fair value of our interest rate swap agreements was a liability of $2.9 million and $2.4 million at November 30, 2001 and August 31, 2001, respectively. A seventy-two (10% of our weighted average interest rate) basis-point change in interest rates on average long-term borrowings would have impacted net interest expense by approximately $1.2 million for the three months ended November 30,2001.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

     The Company understands that it, and two of its senior executives have been sued in connection with alleged violations of Federal securities laws which preceded a drop in the price of its common stock ending on March 20, 2001. The complaint, which is captioned Stewart Norman Hicks v. APW Ltd., et al., was filed on December 10, 2001. The complaint alleges violations of the Federal securities laws and seeks certification of a plaintiff class consisting of all purchasers of the Company's common stock between September 26, 2000 and March 20, 2001, inclusive. The complaint does not quantify the damages. The Company also understands that two additional suits containing similar allegations have been filed. The Company has not yet been served with the complaints and, therefore, cannot evaluate the merits of the claims.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits

             None.

(b) Reports on Form 8-K

     On December 21, 2001, the Company filed a Current Report on Form 8-K dated December 13, 2001, reporting under Item 5 the Company's renegotiations of its Multi-Currency Credit Agreement, Facility Agreement with the Royal Bank of Scotland and Receivables Purchasing Agreement.




                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 APW Ltd.
                                 --------
                                 (Registrant)




Date:  January 14, 2001          By: /s/Richard D. Carroll
                                     ---------------------
                                     Richard D. Carroll
                                     Vice President and Chief Financial Officer

                                     (Principal Financial Officer and duly
                                     authorized to sign on behalf of the
                                     registrant)