Form 10-Q/A
period 2001-11-30
APW LTD
filed 2002-01-15
CIK 1111938

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                (Amendment No. 1)

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

      While the Company's revised financial forecasts reflect management's best estimates, there can be no assurances that the Company's fiscal 2002 financial forecasts, which are the basis of the current financial covenants, will be achieved. If the Company's actual operating performance does not substantially meet the fiscal 2002 financial forecasts associated with the amended covenants, the Company may have difficulty achieving compliance with certain debt covenants in APW Ltd.'s amended credit facilities. The Company's actual sales for the month of December 2001 were less than the December 2001 forecasted sales that are the basis of the Company's most recent financial covenants, but still in compliance with the sales covenant. If APW Ltd. fails to comply with debt covenants for any reason, the Company may have to consider a number of the following measures: (a) obtain a waiver of default for the violated covenant(s);
(b) obtain an amendment of the covenants in the existing credit facilities; (c) seek additional sources of debt financing, which likely would be subject to obtaining necessary lender consents; (d) seek additional equity financing or other strategic alternatives; (e) restructure its obligations and/or the business; or (f) consider a combination of the foregoing. Given the circumstances, the Company is evaluating its alternatives. There can be no assurances that the aforementioned alternatives would be available to the Company in the future. If this were the case, a future violation of debt covenants would cause a material adverse effect on the Company's ability to continue in its present form and to achieve its intended business objectives.

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

      While our revised financial forecasts reflect management's best estimates, there can be no assurances that our fiscal 2002 financial forecasts, which are the basis of the current financial covenants, will be achieved. If our actual operating performance does not substantially meet the fiscal 2002 financial forecasts associated with the amended covenants, we may have difficulty achieving compliance with certain debt covenants in our amended credit facilities. Our actual sales for the month of December 2001 were less than the December 2001 forecasted sales that are the basis of our most recent financial covenants, but still in compliance with the sales covenant. If we fail to comply with debt covenants for any reason, we may have to consider a number of the following measures: (a) obtain a waiver of default for the violated covenant(s);
(b) obtain an amendment of the covenants in the existing credit facilities; (c) seek additional sources of debt financing, which likely would be subject to obtaining necessary lender consents; (d) seek additional equity financing or other strategic alternatives; (e) restructure our obligations and/or the business; or (f) consider a combination of the foregoing. Given the circumstances, we are evaluating our alternatives. There can be no assurances that the aforementioned alternatives would be available to us in the future. If this were the case, a future violation of debt covenants would cause a material adverse effect on our ability to continue in our present form and to achieve our intended business objectives.

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




                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

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