Form 10-Q
period 2002-02-28
APW LTD
filed 2002-04-15
CIK 1111938

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

          Mark One
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 28, 2002

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

                              Yes   X    No ____
                                  -----

The number of shares outstanding of the registrant's Common Stock (including related Preferred Stock purchase rights) as of April 11, 2002 was 40,810,170.

                                    APW Ltd.
                                      INDEX

                                                                                        Page No.
                                                                                        --------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements

                 Condensed Consolidated Statements of Operations -
                    Three and Six Months Ended February 28, 2002 and 2001 .............     3

                 Condensed Consolidated Balance Sheets -
                    February 28, 2002 and August 31, 2001 .............................     4

                 Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended February 28, 2002 and 2001 .......................     5

                 Notes to Condensed Consolidated Financial Statements .................     6

Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ............................................    12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk ...................    25


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings ............................................................    26

Item 2 - Changes in Securities and Use of Proceeds ....................................    26

Item 4 - Submissions of Matters to a Vote of Security Holders .........................    26

Item 5 - Other Information ............................................................    26

Item 6 - Exhibits and Reports on Form 8-K .............................................    27

SIGNATURE .............................................................................    27
---------

PART I  - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                                    APW Ltd.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months Ended                Six Months Ended
                                                                      February 28,                     February 28,
                                                             -------------------------------- --------------------------------
                                                                  2002            2001             2002            2001
                                                             --------------- ---------------- --------------- ----------------
Net sales                                                    $     200,855    $     317,563    $    420,684     $    677,286
Cost of products sold                                              185,219          254,207         383,161          523,166
                                                             --------------- ---------------- --------------- ----------------
       Gross profit                                                 15,636           63,356          37,523          154,120

Engineering, selling and administrative expenses                    51,156           57,254          91,514          113,265
Amortization and impairment of intangible assets                   397,372            6,416         403,674           12,441
Restructuring charges                                                7,465                -          17,476                -
(Gain) loss on sale of subsidiary                                   (8,210)               -          (8,210)           2,667
                                                             --------------- ---------------- --------------- ----------------

       Operating earnings (loss)                                  (432,147)            (314)       (466,931)          25,747

Financing costs                                                     16,439            7,309          30,939           13,773
Other expense (income), net                                           (132)             741            (494)           1,058
                                                             --------------- ---------------- --------------- ----------------

Earnings (loss) before income tax expense (benefit)               (448,454)          (8,364)       (497,376)          10,916

Income tax expense (benefit)                                        40,336           (2,484)         28,106            4,034
                                                             --------------- ---------------- --------------- ----------------

Net earnings (loss)                                          $    (488,790)   $      (5,880)   $   (525,482)    $      6,882
                                                             =============== ================ =============== ================
Basic earnings (loss) per share:

   Earnings (loss) per share                                 $      (12.20)   $       (0.15)   $     (13.12)    $       0.17
                                                             =============== ================ =============== ================

   Weighted average common shares outstanding                       40,055           39,444          40,050           39,343
                                                             =============== ================ =============== ================

Diluted earnings (loss) per share:

   Diluted earnings (loss) per share                         $      (12.20)   $       (0.15)   $     (13.12)    $       0.17
                                                             =============== ================ =============== ================

   Weighted average common and potential dilutive
     common shares outstanding                                      40,055           39,444          40,050           41,219
                                                             =============== ================ =============== ================

      See accompanying Notes to Condensed Consolidated Financial Statements

                                    APW Ltd.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                     February 28,         August 31,
                                                                                         2002                2001
                                                                                   ----------------     ---------------
                                                                                     (Unaudited)
                                             ASSETS
                                             ------

Current assets
        Cash and cash equivalents                                                  $          9,004     $         8,542
        Accounts receivable, net                                                             94,436             112,992
        Inventories                                                                         104,148             135,019
        Prepaid expenses                                                                     16,758              14,325
        Deferred income taxes                                                                     -              16,650
                                                                                   ----------------     ---------------
                  Total current assets                                                      224,346             287,528

Property, plant and equipment                                                               431,652             477,915
        Less: Accumulated depreciation                                                     (212,172)           (222,886)
                                                                                   ----------------     ---------------
                 Net property, plant and equipment                                          219,480             255,029

Goodwill, net                                                                               301,611             679,225
Other intangible assets, net                                                                  4,192              27,616
Other assets                                                                                 47,475              58,601
                                                                                   ----------------     ---------------

                 Total assets                                                      $        797,104     $     1,307,999
                                                                                   ================     ===============

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                        ----------------------------------------------

Current liabilities
         Short-term borrowings                                                     $        644,015     $         5,745
         Trade accounts payable                                                              80,231             118,466
         Accrued compensation and benefits                                                   28,189              29,594
         Income taxes payable                                                                43,946              37,196
         Other current liabilities                                                           65,096              40,163
                                                                                   ----------------     ---------------
                 Total current liabilities                                                  861,477             231,164

Long-term debt                                                                                    -             615,704
Other long-term liabilities                                                                  38,274              45,375

Shareholders' equity (deficit)
         Common Stock--$0.01 par value per share; authorized 250,000,000 shares; issued and outstanding, less contingent shares, 40,055,453
           and 40,042,207 shares, respectively                                                  400                 400
         Share premium                                                                      679,429             669,772
         Accumulated deficit                                                               (753,451)           (227,927)
         Accumulated other comprehensive loss                                               (29,025)            (26,489)
                                                                                   ----------------     ---------------
                  Total shareholders' equity (deficit)                                     (102,647)            415,756
                                                                                   ----------------     ---------------

                  Total liabilities and shareholders' equity (deficit)             $        797,104     $     1,307,999
                                                                                   ================     ===============

      See accompanying Notes to Condensed Consolidated Financial Statements

                                    APW Ltd.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                               February 28,
                                                                                   -------------------------------------
                                                                                        2002                  2001
                                                                                   --------------       ----------------
Operating activities
--------------------
Net earnings (loss)                                                                $     (525,482)      $         6,882
Adjustments to reconcile net earnings (loss) to net cash
      used in operating activities:
           Depreciation and amortization                                                  440,917                31,515
           Amortization of financing fees                                                   4,683                     -
           Gain from sale of assets                                                          (252)                    -
           (Gain) loss on sale of subsidiary                                               (8,210)                2,667
           Deferred income taxes                                                           27,565                   326
           Restructuring charges                                                           17,476                     -
           Changes in operating assets and liabilities:
                    Accounts receivable                                                    31,765                 4,709
                    Inventories                                                            26,323               (28,738)
                    Prepaid expenses and other assets                                      (4,406)               (4,755)
                    Trade accounts payable                                                (35,658)                1,521
                    Income taxes                                                            7,506               (33,412)
                    Other liabilities                                                       5,201               (12,076)
                                                                                   ---------------      ----------------
     Net cash used in operating activities                                                (12,572)              (31,361)


Investing activities
--------------------
Proceeds on the sale of property, plant and equipment                                       4,112                   295
Additions to property, plant and equipment                                                (11,874)              (57,848)
Net proceeds on sale of subsidiary, net of cash sold                                       19,241                 1,782
Business acquisitions, net of cash acquired                                                     -              (241,546)
Other investing activities                                                                   (398)                 (727)
                                                                                   ---------------      ----------------
     Net cash provided by (used in) investing activities                                   11,081              (298,044)


Financing activities
--------------------
Net short term borrowings (repayments)                                                     (5,548)                  (86)
Principal repayments on long-term debt                                                   (132,687)              (79,448)
Principal borrowings on long-term debt                                                    161,378               364,587
Net commercial paper borrowings                                                                 -                50,124
Net receivables financed                                                                  (18,859)                  (50)
Debt financing costs                                                                       (2,100)                    -
Stock option exercises                                                                          -                 1,405
Other financing activities                                                                    (42)                 (823)
                                                                                   ---------------      ----------------
     Net cash provided by financing activities                                              2,142               335,709

Effect of exchange rate changes on cash                                                      (189)               (2,580)
                                                                                   ---------------      ----------------

Net increase in cash and cash equivalents                                                     462                 3,724

Cash and cash equivalents - beginning of period                                             8,542                   570
                                                                                   ---------------      ----------------

Cash and cash equivalents - end of period                                          $        9,004       $         4,294
                                                                                   ===============      ================

      See accompanying Notes to Condensed Consolidated Financial Statements

                                    APW Ltd.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business
--------------------------------

      APW Ltd. ("APW" or the "Company") is a leading global provider of Technically Enabled Manufacturing Services ("TEMS"), focused on designing and integrating large electronic products. APW has the capabilities to design and manufacture various subsystems for electronic products, including enclosures, thermal management systems, backplanes, power supplies, printed circuit board assemblies, and cabling, either as integrated custom systems or as individual subsystems. In addition, APW provides a wide range of integration services to its customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. APW's focus is on large infrastructure solutions, such as wireless base stations and switches, enterprise hardware and Internet server enclosures. APW is not targeting high volume markets, such as personal computers or cell phone handsets. These offerings provide APW's customers with accelerated time-to-market and decreased time-to-volume production, while reducing their production costs and allowing them to focus on the design and marketing of their products. APW believes the Company's emphasis on technical innovation and vertically integrated engineering and manufacturing expertise, coupled with its total solution approach, which can be delivered on a worldwide basis, differentiates the Company in the marketplace.

Note 2 - Holding Company Structure
----------------------------------

      APW Ltd. operates as a holding company that has no significant assets other than investments in the stock of its wholly owned subsidiaries. APW Ltd. has significant indebtedness, incurred through its Multi-Currency Credit facilities, which is collateralized by substantially all of the assets, including the stock of its subsidiaries. APW Ltd. relies on dividends and distributions from its subsidiaries as its primary source of cash, primarily to service its indebtedness.

Note 3 - Summary of Significant Accounting Policies
---------------------------------------------------

      Basis of Presentation: The accompanying unaudited condensed consolidated
      ---------------------
financial statements of APW Ltd. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all adjustments which are normal and recurring in nature necessary to present fairly the financial position of the Company at February 28, 2002, the results of operations for the three and six months ended February 28, 2002 and 2001 and cash flows for the six months ended February 28, 2002 and 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company's fiscal 2001 Annual Report on Form 10-K.

      Earnings (Loss) Per Share: Basic earnings per share is calculated by
      -------------------------
dividing net earnings (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants.

      Earnings (loss) per share for the three and six months ended February 28, 2002 and 2001 is based on the following (in thousands, except earnings per share amounts):

                                                                 Three Months Ended            Six Months Ended
                                                                    February 28,                 February 28,
                                                             ---------------------------- ---------------------------
                                                                 2002          2001           2002          2001
                                                             ------------- -------------- ------------- -------------
Numerator:

        Net earnings (loss) for basic and diluted earnings
        per share                                            $  (488,790)    $   (5,880)  $ (525,482)   $     6,882
                                                             ============= ============== ============= =============

Denominator:
    Weighted average common shares outstanding for
      basic earnings (loss) per share                             40,055         39,444       40,050         39,343

    Net effect of dilutive stock options based on the
      treasury stock method                                            -              -            -          1,876
                                                             ------------- -------------- ------------- -------------

        Weighted average common and potential common shares
            outstanding for diluted earnings (loss) per
            share                                                 40,055         39,444       40,050         41,219
                                                             ============= ============== ============= =============

Basic earnings (loss) per share                              $    (12.20)    $    (0.15)  $   (13.12)   $      0.17
                                                             ============= ============== ============= =============

Diluted earnings (loss) per share                            $    (12.20)    $    (0.15)  $   (13.12)   $      0.17
                                                             ============= ============== ============= =============

      When the Company reports positive net earnings, the diluted earnings per share calculation will include the impact of dilutive securities issued under the existing stock option plans and issued warrants. Fiscal 2002 diluted earnings per share exclude the effect of options to purchase approximately 6.9 million shares of common stock because they would be anti-dilutive due to the net loss during the three and six months ended February 28, 2002. Warrants to purchase approximately 6.2 million shares of common stock were outstanding as of February 28, 2002, but were not included in the computation of diluted earnings
(loss) per share because they would be anti-dilutive due to the net loss for the three and six months ended February 28, 2002.

     New Accounting Pronouncements: In June 2001, Statement of Financial
     -----------------------------
Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for APW Ltd. as of July 31, 2001. SFAS No. 142 will be effective for the Company on September 1, 2002 for existing goodwill and intangible assets. The Company is currently evaluating the impact of SFAS No. 142.

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

     Reclassifications: Certain prior period amounts have been reclassified to
     ------------------
conform with the fiscal 2002 presentation. Such reclassifications had no impact on previously reported net earnings (loss).

Note 4 - Intangible Asset Impairment, Restructuring and Other Charges
---------------------------------------------------------------------

   Goodwill and other intangible asset impairment charge

     During the second quarter of fiscal 2002, the Company performed an impairment assessment of long-lived assets, which include property, plant and equipment, goodwill and other intangible assets. The assessment was performed primarily due to the reduced financial performance of the Company's operating results during the second quarter of fiscal 2002 as compared with previously developed estimates (see Note 10). As a result of the most recent assessment, the Company recorded a $391.6 million impairment charge to further reduce the carrying value of goodwill and other intangible assets. The impairment charge is recorded as a component of amortization and impairment of intangible assets in the Condensed Consolidated Statement of Operations. In determining whether an impairment of long-lived assets has occurred, the Company compares estimated undiscounted cash flows to the related asset book value. The charge was measured in accordance with the provisions of SFAS No. 121, based upon the Company's estimated future discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model. The remaining long-lived assets are supported by management's current best estimates of future undiscounted cash flows and will continue to be depreciated and amortized over their remaining useful lives, which management considers appropriate. However, there can be no assurances that the Company's revised forecast will be achieved and accordingly future impairment charges may be necessary. Additionally, the carrying value of remaining long-lived assets is supported by estimates of future undiscounted cash flows as of February 28, 2002, and such amounts could be stated at amounts in excess of their fair values.

   Restructuring

     Beginning in fiscal 2001 and continuing in fiscal 2002, management developed formal plans to exit certain facilities and involuntarily terminate employees. Management's plans to exit certain facilities included the identification of manufacturing and sales facilities for closure and the transfer of the related operations to other facilities. Management currently anticipates that the facility closures and all related activities will be substantially complete within one year of the commitment dates of the respective exit plans.

     During the three and six months ended February 28, 2002, the Company recognized pre-tax restructuring and other charges of $16.9 million and $36.5 million, respectively. The components of the charges recorded are as follows (in millions):

                                              Three Months   Six Months
                                                 Ended         Ended
                                              February 28,  February 28,
                                                  2002          2002
                                              --------------------------
      Facility closure costs:
           Severance                             $   1.1      $   7.5
           Lease exit costs                          6.4         10.0
           Equipment impairment                      7.6         15.5
           Other costs                               1.8          3.5
                                              --------------------------
                Total facility closure costs     $  16.9      $  36.5
                                              ==========================

     Facility closure costs relate to the rationalization of seven facilities in the first quarter of fiscal 2002 and three facilities in the second quarter of fiscal 2002. The severance charges impact both salaried and hourly employees. The costs are recorded in the Condensed Consolidated Statement of Operations for the three and six months ended February 28, 2002, respectively, as follows: (i) severance and lease exit costs totaling $7.5 million and $17.5 million are recorded as restructuring charges; and (ii) equipment impairment charges, resulting from facility closures, of $7.6 million ($5.5 million recorded as cost of products sold and $2.1 million recorded as engineering, selling and administrative expenses) and $15.5 million ($13.4 million recorded as cost of products sold and $2.1 million recorded as engineering, selling and administrative expenses) and other facility closure costs totaling $1.8 million and $3.5 million are recorded as cost of products sold.

     The following table summarizes the activity with respect to fiscal 2002 restructuring charges (in millions, except employee data):

                                                          Number
                                                            of         Severance    Facilities
                                                        Employees       Reserve      Reserve       Total Reserve
                                                      -------------  ------------  -------------  ---------------
   Total reserve balance at August 31, 2001                287           $ 2.1       $   5.2         $   7.3
   Add: Fiscal 2002 six month charges                      612             7.5          10.0            17.5
   Less: Fiscal 2002 six month utilization                (677)           (5.6)         (3.9)           (9.5)
                                                      -------------  ------------  -------------  ---------------
   Total reserve balance at February 28, 2002              222           $ 4.0       $  11.3         $  15.3
                                                      =============  ============  =============  ===============

     Additionally, the Company has recorded a charge of $2.0 million (recorded as a component of engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations) during the second quarter related to its decision to discontinue use of its two leased aircraft. This charge reflects management's current estimates relating to future required lease payments and the ultimate disposition timing and proceeds of the two aircraft. See further discussion in Note 10.

Note 5 - Comprehensive Income (Loss)
------------------------------------

     The components of comprehensive income (loss) are as follows (in thousands):

                                                           Three Months Ended           Six Months Ended
                                                              February 28,                February 28,
                                                       ---------------------------  -------------------------
                                                           2002           2001         2002          2001
                                                       -------------  ------------  -----------  ------------
   Net earnings (loss)                                  $ (488,790)    $  (5,880)   $(525,482)    $   6,882

   Cumulative effect of change in accounting
    principle for derivatives and hedging
    activities, net of tax                                       -             -            -           168

   Derivative instrument  fair market value adjustment        (724)       (1,030)      (1,379)       (1,072)

   Reclassification of derivative losses to earnings           343            39          539            81

   Foreign currency translation adjustments                   (593)        1,934       (1,696)         (161)
                                                       -------------  ------------  -----------  ------------

   Comprehensive (loss) income                          $ (489,764)    $  (4,937)   $(528,018)    $   5,898
                                                       =============  ============  ===========  ============

Note 6 - Inventories
--------------------

     Inventories consisted of (in thousands):

                                                               February 28,          August 31,
                                                                   2002                 2001
                                                             ----------------     ----------------
               Raw material                                  $        63,384      $        77,509
               Work-in-progress                                       25,536               31,945
               Finished goods                                         28,203               39,591
                                                             ----------------     ----------------
               Total inventories, gross                              117,123              149,045
               Less: inventory reserves                              (12,975)             (14,026)
                                                             ----------------     ----------------
                            Total inventories                $       104,148      $       135,019
                                                             ================     ================

Note 7 - Divestitures
---------------------

     On February 13, 2002, APW Ltd. completed the sale of its Zero Cases division. Total consideration from the transaction was a net $19.2 million, which resulted in a net book gain of $8.2 million.

Note 8 - Accounts Receivable Facility
-------------------------------------

     At February 28, 2002 and August 31, 2001, accounts receivable were reduced by $39.1 million and $58.0 million, respectively, representing receivable interests sold under the Accounts Receivable Facility. The maximum that can be sold under this facility is $80.0 million, but at any date is limited to the amount of the Company's eligible receivables. The balance at February 28, 2002 reflects that limit. Eligible receivables are based on geographic origination, aging status and customer concentration limits.

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

     The Company, as well as one current, and one former executive have been sued in three actions which are pending in the United States District Court for the Eastern District of Wisconsin in connection with alleged violations of Federal securities laws which preceded a drop in the price of its common stock ending on March 20, 2001. The first of these suits which is captioned Stewart Norman Hicks v. APW Ltd., et al., was filed on December 10, 2001. The subsequently filed suits are captioned Robert Betz v. APW Ltd, et al., and Market Street Securities v. APW Ltd., et al. The complaints for all three suits allege violations of the Federal securities laws and seek certification of a plaintiff class consisting of all purchasers of the Company's common stock between September 26, 2000 and March 20, 2001, inclusive. The complaint does not quantify the damages. The Company has not yet been served with the complaints but understands that the respective plaintiffs intend to seek consolidation of the suits. At this time, the Company cannot evaluate the merits of these claims.

Note 10 - Liquidity, Debt Covenant Compliance and Management's Plans
--------------------------------------------------------------------

     On September 27, 2001, the Company's lenders amended certain debt covenants associated with APW Ltd.'s Multi-Currency Credit Agreement, UK Revolving Credit Agreement and the Accounts Receivable Facility (collectively, "credit facilities"). These revised covenants were established based upon APW Ltd. management's financial forecasts prior to the events of September 11, 2001. Following the events of September 11 and throughout the fiscal 2002 first quarter, APW Ltd. experienced a significant decline in net sales compared to prior periods and a further decline compared to management's financial forecasts that were the basis for the financial covenants set forth in the September 27, 2001 amendment. Such declines are related to a number of factors, certain of which were impacted by the terrorist attacks that took place in the United States on September 11, 2001. On December 13, 2001, the Company's lenders amended certain debt covenants associated with the Company's credit facilities to reflect the Company's revised financial forecasts as of that point in time. The revisions in the covenants were considered necessary due to the magnitude of the decline in the fiscal 2002 first quarter actual results compared to prior periods and management's forecasts. In addition, the amendment repriced the outstanding warrants issued in conjunction with the May 15, 2001 amendment to the closing price of APW Ltd.'s common stock on December 10, 2001 of $1.98 and eliminates the previous reduction provision if the Company met repayment targets by August 31, 2002. The Company also issued warrants for 9.9% of the common stock outstanding on December 13, 2001 (approximately 4.1 million shares) at a price of $0.01. These $0.01 warrants are cancelled if the credit facilities are repaid by July 31, 2002 (entirely cancelled) or September 30, 2002 (49.5% cancelled). During the second quarter of fiscal 2002, $8.5 million was recorded as the estimated fair value of the warrants issued in conjunction with the December amendment and was recorded as an increase in deferred financing costs and an increase in share premium.

     During the quarter ended February 28, 2002, the Company amended its credit facilities on three different occasions. The net result of these amendments was:
(i) to provide a temporary deferment of cash interest payment obligations until April 15, 2002; (ii) to increase the size of the UK Revolving Credit Facility by approximately $5.0 million under the UK Revolving Credit Agreement; (iii) to allow for the sale of the assets of the Company's Zero Cases division; and (iv) to provide a waiver of all financial covenant requirements for the period from January 31, 2002 until April 15, 2002.

     As of February 28, 2002, the Company was in compliance under its credit facilities as a result of having all of the financial covenants waived. Although the Company has received a waiver of all financial covenants prior to February 28, 2002, substantially the same or more restrictive financial covenants will be in place for the period ending May 31, 2002. Based on its current projections, the Company believes that it is probable that it will not meet certain of these covenants for the period ending May, 31, 2002 unless further waived or otherwise amended through ongoing negotiations with its lenders. As such, in accordance with Emerging Issues Task Force Issue ("EITF") 86-30, the Company has classified all of its debt obligations as current as of February 28, 2002. The Company has been pursuing discussions with its lenders concerning a recapitalization plan. The discussions have centered around a recapitalization of the balance sheet that is intended to result in no disruption to the operating subsidiaries and their suppliers, who will be paid in full in the normal course of business. In connection with the recapitalization plan, the Company intends that such plan would entail the following: (i) the conversion of $550.0 million of the current and outstanding debt plus accrued interest to common stock; (ii) the allowance of a new financing line of credit of $110.0 million; (iii) the issuance of common stock (and possible preferred stock or warrants) to the existing lenders so that they would end up owning substantially all of the outstanding capital stock of the Company; (iv) the issuance of warrants to the Company's existing shareholders for some number of additional shares which become exercisable if the lenders receive a return of their initial investment; and (v) the retention of existing management. The Company has been negotiating this plan with the lenders and primarily through its steering committee. To date, the Company and the lenders have agreed in principal on the main terms of the recapitalization plan, but no definitive agreement has yet been agreed to and executed. It is anticipated that the plan will be implemented through a pre-packaged or pre-negotiated Chapter 11 of APW Ltd., the holding company. Consequently, the lenders will have agreed to the terms of the recapitalization plan prior to the filing. This plan would be structured in such a way so that all of the obligations of APW Ltd. (see Note 2 - Holding Company Structure) could be assumed, adjusted or eliminated in a bankruptcy proceeding. The Company and its lenders are structuring the recapitalization of the Company so that only APW Ltd., the holding company, should be affected. Under this plan, the Chapter 11 filing of APW Ltd., the holding company, will not effect, in any direct way the operating subsidiaries and their ability to conduct business normally with their customers and suppliers. In particular, there is no intent to impair the suppliers of the operating subsidiaries. If the Company cannot execute the recapitalization plan as currently conceived, APW Ltd. would likely be forced to file and seek protection under the bankruptcy laws. Given, that at this point there is not a definitive recapitalization plan document agreed to with the Company's lending group and as such, prospectively the Company could be required to meet the future financial covenants of our current amended credit facilities (unless otherwise waived or amended), which the Company feels that at this point is not probable, coupled with the Company's current level of liquidity, there is substantial doubt about the Company's ability to continue as a going concern.

     In order to facilitate the finalization of negotiations regarding the terms of the recapitalization and the related documentation, on April 15, 2002, the Company unanimously received an extension with regard to the deferment of interest payments and a waiver of all financial covenants for the period through May 14, 2002. The Accounts Receivable Facility will terminate on May 15, 2002 unless terminated earlier according to its terms (including, without limitation the occurrence of a "termination event" that is not waived or amended) or extended by mutual agreement of parties thereto. The Company does not currently expect that the facility will be extended beyond the May 15, 2002 termination date.

     APW Ltd.'s management plans to continue to aggressively pursue additional revenue opportunities within its core customer markets. APW Ltd. adopted several restructuring plans during fiscal 2001 and throughout the first six months of fiscal 2002 in an effort to reduce costs in the wake of declining net sales experienced during those periods. These programs resulted in restructuring charges during fiscal 2001 and the first six months of fiscal 2002 and have provided cost savings that are expected to continue into the future. Management plans to consider additional cost-reduction programs, as necessary, to further align the Company's cost base with net sales.

     In December 2001, a subsidiary of the Company received notification from the lessor of two of its aircraft that the lease contracts ("contracts") for the two aircraft would be terminated effective March 4, 2002. In conjunction with the termination, the terms of the contracts would require the Company to pay the lessor approximately $12.3 million for the two aircraft and, in exchange, the lessor would convey all of its rights, title and interest in the two aircraft to the Company. The Company is actively working with the lessor to identify a third party which would purchase and/or lease the two aircraft, thereby eliminating the Company's $12.3 million payment obligation. The lessor has informed the Company that it is willing to continue to work with the Company to find third party alternatives to eliminate the cost of terminating this contract, provided the Company continues to make scheduled lease payments. As such, the Company has recorded a charge of $2.0 million during the second quarter related to its decision to discontinue use of the related aircraft. This charge reflects management's current estimates relating to future required lease payments and the ultimate disposition timing and proceeds of the two aircraft.

Note 11 - Income Taxes
----------------------

     At August 31, 2001 and November 30, 2001 the Company's net deferred tax assets were $27.9 million and $39.2 million, respectively, which are primarily comprised of net operating losses incurred during fiscal year 2001 and the first quarter of fiscal year 2002. Due to the size of APW Ltd.'s net operating loss carry-forwards in relation to the Company's recent history of unprofitable operations and to the continuing uncertainties surrounding recoverability of these losses and other net deferred tax assets, a valuation allowance of $138.5 million has been established to reduce the Company's net deferred tax assets to $0.4 million as of February 28, 2002. APW Ltd. currently provides for income taxes only to the extent that the Company expects to pay taxes for current income, as well as for deferred taxes for those tax jurisdictions in which the Company continues to be profitable.

Note 12 - Subsequent Events
---------------------------

     On April 2, 2002, the Company received notification from the New York Stock Exchange ("NYSE") that the Company's shares of common stock have been suspended and that the issue has been removed from the NYSE's trading list due to its non-compliance with the exchange's continuing listing criteria. As of April 8, 2002 the Company commenced trading on the OTC Bulletin Board under the ticker "APWLF".

     On April 15, 2002 the Company unanimously received an extension with regard to the deferment of interest payments and a waiver of all financial covenants for the period through May 14, 2002.

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

Significant Accounting Policies

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. These policies and methods are the most important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective and complex judgments. The following is a brief discussion of the more significant accounting policies and methods used by APW Ltd.

General

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of long-lived assets including goodwill and other intangibles, the realization of deferred income taxes and the adequacy of restructuring reserves. Actual amounts could differ significantly from these estimates.

Recoverability of long-lived assets, goodwill and other intangible assets

     We periodically assess the impairment of long-lived assets, goodwill and other identifiable intangible assets under SFAS No. 121 and Accounting Principles Board Opinion No. 17 whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

..  significant underperformance relative to expected historical or forecasted future operating results;
..  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
..  commitments by management to close certain facilities that is made as part of a company-wide restructuring initiative;
..  significant negative industry or economic trends;
.. significant decline in our stock price for a sustained period; and .. our market capitalization relative to net book value.

     Upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows and compare such estimates to the related asset book value. If it is determined that these estimated future undiscounted cash flows will not be sufficient to enable the recovery of the related asset book value, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

     Prospectively, we must continue to assess the recoverability of the Company's long-lived assets, goodwill and other intangibles. In so doing, we will be required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. While we believe our estimates are reasonable, if our estimates or their related assumptions change in the future, we may be required to record additional impairment charges. Assumptions we make regarding estimated future cash flow include: (i) future revenue growth (and mix); (ii) future composition of cost of products sold and operating expenses; and (iii) future capital expenditure requirements.

Accounting for income taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the tax jurisdictions in which we operate. This process involves us estimating our current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and book purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.

     Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any related valuation allowance recorded against our net deferred tax assets. Generally accepted accounting principles require that we record a valuation allowance against our deferred tax assets if it is "more likely than not" that we will not be able to utilize them to offset future taxes.

     At August 31, 2001 and November 30, 2001 our net deferred tax assets were $27.9 million and $39.2 million, respectively, which are primarily comprised of net operating losses incurred during fiscal year 2001 and the first quarter of fiscal year 2002. Due to the size of our net operating loss carry-forwards in relation to our recent history of unprofitable operations and to the continuing uncertainties surrounding recoverability of these losses and other net deferred tax assets, a valuation allowance of $138.5 million has been established to reduce our net deferred tax assets to $0.4 million as of February 28, 2002. We currently provide for income taxes only to the extent that we expect to pay taxes for current income, as well as for deferred taxes for those tax jurisdictions in which we continue to be profitable.

Restructuring Reserves

     Restructuring charges as presented in our Condensed Consolidated Statement of Operations are comprised of severance and lease exit costs. These charges are recognized in accordance with EITF 94-3 and SAB 100. Our accruals for lease exit obligations stemming from closed facilities are based on management's best estimate of the total future cash flows required to exit such facilities. Actual costs could differ materially due to factors such as our ability to secure subleases, the creditworthiness of sub-lessees and our success at negotiating early termination agreements with our lessors. These factors are significantly dependent on the general health of the economy and the resultant demand for commercial property.

Unaudited Adjusted Results of Operations

     For the purposes of supplemental analysis, unaudited adjusted financial information for the three and six months ended February 28, 2002 and 2001 ("fiscal 2002 second quarter", "fiscal 2001 second quarter", "fiscal 2002 six months", and "fiscal 2001 six months", respectively) is presented below. The adjusted fiscal 2002 second quarter and six months condensed consolidated statements of operations presents our operations assuming the restructuring and other charges did not occur during the three and six months ended February 28, 2002 and 2001.

                                                       As a Percentage                             As a Percentage
                                                        of Net Sales                                of Net Sales
                             Three Months Ended      Three Months Ended     Six Months Ended      Six Months Ended
                                February 28,            February 28,          February 28,          February 28,
                            --------------------------------------------- -------------------------------------------
                             2002/(1,4)/   2001        2002      2001      2002/(2,4)/  2001/(3)/   2002       2001
                            --------------------------------------------- ------------------------------------------
                                (in millions)                                (in millions)
Net sales                     $ 200.9    $ 317.6      100.0%     100.0%     $  420.7    $  677.3    100.0%    100.0%

Gross profit                     22.7       63.4       11.3%      20.0%         54.2       154.2     12.9%     22.8%

Engineering, selling and
   administrative expenses       48.8       57.3       24.3%      18.0%         89.1       113.3     21.2%     16.7%
Amortization of intangibles       5.8        6.4        2.9%       2.0%         12.1        12.4      2.9%      1.8%

Operating (loss) earnings       (31.9)      (0.3)     (15.9%)     (0.1%)       (47.0)       28.5    (11.2%)     4.2%

Net financing costs              16.4        7.3        8.2%       2.3%         30.9        13.8      7.3%      2.0%
Other (income) expense, net      (0.1)       0.8        0.0%       0.3%         (0.5)        1.1     (0.1%)     0.2%

Earnings (loss) before
   income taxes                 (48.2)      (8.4)     (24.0%)     (2.6%)       (77.4)       13.6    (18.4%)     2.0%

(1) Adjustments to exclude restructuring and other charges for the fiscal 2002 second quarter are: (i) a $7.5 million restructuring charge for severance and lease exit costs; (ii) a $7.6 million equipment impairment charge related to facility closures ($5.5 million of which is included in cost of products sold and $2.1 million is included in engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations); (iii) a $1.8 million charge related to miscellaneous facility closure costs ($1.5 million of which is included in cost of products sold and $0.3 million is included in engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations); (iv) a $391.6 million impairment charge to reduce the carrying value of goodwill and other intangibles (included as a component of amortization and impairment of intangible assets in the Condensed Consolidated Statement of Operations); and (v) an $8.2 million gain on the sale of a division.

(2) Adjustments to exclude restructuring and other charges for the fiscal 2002 six months are: (i) a $17.5 million restructuring charge for severance and lease exit costs; (ii) a $15.5 million equipment impairment charge related to facility closures ($13.4 million of which is included in cost of products sold and $2.1 million is included in engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations); (iii) a $3.5 million charge related to miscellaneous facility closure costs ($3.2 million of which is included in cost of products sold and $0.3 million is included in engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations); (iv) a $391.6 million impairment charge to reduce the carrying value of goodwill and other intangibles (included as a component of amortization and impairment of intangible assets in the Condensed Consolidated Statement of Operations); and (v) an $8.2 million gain on the sale of a division.

(3)  Adjustment excludes a $2.7 million net loss on the sale of a subsidiary.

(4) Adjusted results of operations for the three and six months ended February 28, 2002 include $9.5 million in other charges recorded in operating expenses that relate to the Company's 401(k) plan (such charges were higher in the current periods than similar charges in prior periods), the estimated future required lease payments and the ultimate disposition of the Company's two leased aircraft and additional professional fees incurred related to the Company's recapitalization plan.

Fiscal 2002 Second Quarter Compared to the Fiscal 2001 Second Quarter

Net Sales

      Net sales for the fiscal 2002 second quarter were $200.9 million compared to $317.6 million in the fiscal 2001 second quarter, a decrease of 36.7%. Net sales in the fiscal 2002 second quarter were negatively impacted by the broad based slow down in the technology sector which has resulted in reduced demand for some of our customers products and in turn has negatively impacted the demand those customers have for our products and services.

      Our fiscal 2002 second quarter sales were influenced by the inclusion of acquisitions completed in the second quarter of fiscal 2001. Excluding these acquisitions, net sales decreased 41.1% in the fiscal 2002 second quarter when compared to sales in the fiscal 2001 second quarter.

Geographic Sales

                                         Three Months Ended
                                            February 28,
                                       -------------------------
                                            2002       2001      Change
                                       --------------------------------
                                             (In millions)

         Americas                        $   114.4   $   195.5   (41.5%)
         Europe and Asia                      86.5       122.1   (29.2%)
                                       --------------------------------
              Total                      $   200.9   $   317.6   (36.7%)
                                       ================================

      Net sales in the Americas for the fiscal 2002 second quarter were $114.4 million compared to $195.5 million in the fiscal 2001 second quarter, a decrease of 41.5%. Our fiscal 2002 second quarter sales were influenced by the inclusion of acquisitions completed in the second quarter of fiscal 2001. Excluding these acquisitions, net sales decreased 48.5% in the fiscal 2002 second quarter when compared to net sales in the fiscal 2001 second quarter. Net sales in Europe and Asia for the fiscal 2002 second quarter were $86.5 million compared to $122.1 million in the fiscal 2001 second quarter, a decrease of 29.2%.

Gross Profit

      Gross profit for the fiscal 2002 second quarter was $15.6 million compared to $63.4 million in the fiscal 2001 second quarter, a decrease of 75.4%. As a percentage of net sales, the fiscal 2002 second quarter gross profit was 7.8% compared to 20.0% in the fiscal 2001 second quarter. The decrease in gross profit as a percentage of net sales is primarily a result of a combination of factors: (i) $7.0 million of costs related to facility closures (primarily equipment write-offs); (ii) under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes; and (iii) a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins.

      On an adjusted basis, gross profit for the fiscal 2002 second quarter was $22.7 million compared to $63.4 million in the fiscal 2001 second quarter, a decrease of 64.2%. As a percentage of net sales, the fiscal 2002 second quarter gross profit was 11.3% compared to 20.0% in the fiscal 2001 second quarter. The decrease in adjusted gross profit as a percentage of net sales is primarily a result of the under-absorption of costs resulting from reduced sales volumes and a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins.

Operating Expenses

      Operating expenses in the fiscal 2002 second quarter were $51.2 million compared to $57.3 million in the fiscal 2001 second quarter. As a percentage of net sales, operating expenses were 25.5% for the fiscal 2002 second quarter, compared to 18.0% for the fiscal 2001 second quarter. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. Operating expenses have been reduced by $6.1 million from the fiscal 2001 second quarter. The reduction in operating expenses is primarily due to the restructuring and cost reduction efforts we have made. Although operating expenses have been reduced from the fiscal 2001 second quarter, operating expenses as a percentage of net sales increased due to the under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes.

      On an adjusted basis, operating expenses for the fiscal 2002 second quarter were $48.8 million compared to $57.3 million in the fiscal 2001 second quarter, a decrease of 14.8%. As a percentage of net sales, fiscal 2002 second quarter operating expenses were 24.3% compared to 18.0% in the fiscal 2001 second quarter. The increase in adjusted operating expenses as a percentage of net sales is primarily a result of having substantially the same amount of adjusted fixed costs on significantly reduced sales volume. The effect of this negative operating leverage has been mitigated by the restructuring actions we have taken over last year. Our adjusted operating expenses in the quarter are higher than the first quarter of fiscal 2002 due to the inclusion of $9.5 in other charges primarily related to the Company's 401(k) plan (such charges were higher in the current periods than similar charges in prior periods), the estimated future required lease payments and the ultimate disposition of the Company's two leased aircraft and additional professional fees incurred in conjunction with the Company's recapitalization plan. Excluding these items, our operating expenses for the fiscal 2002 second quarter were $39.3 million or 19.5% of sales.

Amortization of Intangible Assets

      In the fiscal 2002 second quarter, we performed an impairment assessment of our long-lived assets as a result of revised Company forecasts resulting from continuing deterioration of our operating results. As a result of the assessment, we recorded a $391.6 million impairment charge to reduce the carrying value of goodwill and other intangible assets. Total amortization expense, including the impairment charge, in the fiscal 2002 second quarter was $397.4 million compared to $6.4 million in the fiscal 2001 second quarter. Excluding the impairment charge, amortization for the fiscal 2002 second quarter was $5.8 million compared to $6.4 million in the fiscal 2001 second quarter.

Restructuring and Other Charges

      Beginning in fiscal 2001 and continuing through the fiscal 2002 second quarter, management has developed formal plans to exit certain facilities and involuntarily terminate employees. Management's plans to exit certain facilities included the identification of manufacturing and sales facilities for closure and the transfer of the related operations to other facilities. Management currently anticipates that the facility closures and all related activities will be substantially complete within one year of the commitment dates of the respective exit plans.

      A restructuring charge totaling $7.5 million was recorded during the fiscal 2002 second quarter. The restructuring charge relates to the rationalization of three facilities and the involuntary termination of both salaried and hourly employees. Severance costs associated with the involuntary termination of employees totaled $1.1 million. Lease exit costs resulting from facility closures totaled $6.4 million. In addition to the restructuring charge totaling $7.5 million, we incurred $9.4 million of other costs related to facility closures (primarily equipment impairment charges). Of the $16.9 million in rationalization charges, $9.3 million are cash costs and $7.6 million are non-cash costs. Of the $9.3 million in cash costs, only $1.8 million are incremental cash costs that would not have been incurred in the next 12 months without undertaking these restructuring actions.

      Since commencing our restructuring plans in the third quarter of fiscal 2001, we have recorded restructuring and restructuring related charges totaling $67.8 million. Our restructuring program was implemented to reduce our aggregate fixed cost structure to mitigate the revenue decline we began to experience as a result of a weak economic environment in the computing, telecommunication, and semi-conductor markets we serve. We have rationalized 18 facilities through consolidating the operations of closed locations into existing larger locations, thus eliminating fixed facility costs and redundant headcount and better leveraging our existing infrastructure. Through February 28, 2002 we have spent approximately $23.1 million on cash restructuring, with only approximately $3.0 million of the total being incremental cash costs that would not have been incurred in the next 12 months without undertaking these restructuring actions. Over the same period, we have reduced aggregate adjusted operating expenses (which include manufacturing overhead expenses included in cost of products sold as well as engineering, selling and administrative expenses) excluding other charges of $9.5 million described in Operating expenses above, by approximately $40.4 million per quarter, with the reduction split between the benefits of restructuring plans implemented and the reduction in variable operating expenses due to reduced sales volume. Prospectively, management will continue to review existing infrastructure for opportunities to reduce our overall cost structure, and will likely implement additional restructuring plans as deemed necessary.

Divestiture

      On February 13, 2002, APW Ltd. completed the sale of its Zero Cases division. Total consideration from the transaction was a net $19.2 million, which resulted in a net book gain of $8.2 million.

Operating Loss

      We incurred an operating loss of $432.1 million in the fiscal 2002 second quarter compared to $0.3 million in the fiscal 2001 second quarter. The operating loss was primarily due to: (i) a $391.6 million goodwill and other intangible asset impairment charge; (ii) a $7.5 million restructuring charge;
(iii) $9.4 million of costs related to facility closures (primarily equipment impairment charges); and (iv) reduced sales volumes, driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during the fiscal 2002 second quarter.

      On an adjusted basis, we incurred an operating loss of $31.9 million in the fiscal 2002 second quarter and $0.3 million in the fiscal 2001 second quarter. The operating loss was primarily due to the reduced sales volumes driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during the fiscal 2002 second quarter. Excluding the $9.5 million in other charges (described in Operating expenses above), that were recorded in the second quarter of fiscal 2002, the operating loss was $22.4 million.

Financing Costs

      Financing costs in the fiscal 2002 second quarter were $16.4 million compared to $7.3 million in the fiscal 2001 second quarter. Included in the fiscal 2002 second quarter financing costs is $3.1 million of non-cash amortization of capitalized costs and the value of warrants issued as a result of amending our credit facilities during fiscal 2001 and through the first six months of fiscal 2002. The increase in our net financing costs, excluding the $3.1 million of non-cash amortization, is a result of the increase in our outstanding indebtedness to fund acquisitions made in the second quarter of fiscal 2001, capital expenditures, restructuring activities and operations.

Income Tax Expense

      We recorded income tax expense in the fiscal 2002 second quarter of $40.3 million compared to a $2.5 million income tax benefit in the fiscal 2001 second quarter. Included in our fiscal 2002 second quarter tax expense is a charge of $128.7 million to increase our valuation allowance to $138.5 million at February 28, 2002. As a result of this charge, our net deferred tax asset balance was reduced to $0.4 million at February 28, 2002. We will continue to record a valuation allowance to offset any future income tax benefits until it is more likely than not that we will be able to realize such benefits.

Fiscal 2002 Six Months Compared to the Fiscal 2001 Six Months

Net Sales

     Net sales for the fiscal 2002 six months were $420.7 million compared to $677.3 million in the fiscal 2001 six months, a decrease of 37.9%. Net sales in the fiscal 2002 six months were negatively impacted by the broad based slow down in the technology sector which has resulted in reduced demand for some of our customers products and in turn has negatively impacted the demand those customers have for our products and services. In addition to the broad based slow down in the technology sector, the terrorist attacks that took place on September 11, 2001 have had an adverse impact on our business.

     Our fiscal 2002 six month sales were influenced by the inclusion of acquisitions completed in the second quarter of fiscal 2001. Excluding these acquisitions, net sales decreased 42.8% in the fiscal 2002 six months when compared to sales in the fiscal 2001 six months.

Geographic Sales

                                           Six Months Ended
                                             February 28,
                                        ---------------------
                                           2002        2001      Change
                                        ---------------------------------
                                            (In millions)

         Americas                       $   247.1   $   419.1    (41.0%)
         Europe and Asia                    173.6       258.2    (32.8%)
                                        --------------------------------
              Total                     $   420.7   $   677.3    (37.9%)
                                        ================================

     Net sales in the Americas for the fiscal 2002 six months were $247.1 million compared to $419.1 million in the fiscal 2001 six months, a decrease of 41.0%. Our fiscal 2002 six month sales were influenced by the inclusion of acquisitions completed in the second quarter of fiscal 2001. Excluding these acquisitions, net sales decreased 49% in the fiscal 2002 six months when compared to net sales in the fiscal 2001 six months. Net sales in Europe and Asia for the fiscal 2002 six months were $173.6 million compared to $258.2 million in the fiscal 2001 six months, a decrease of 32.8%.

Gross Profit

     Gross profit for the fiscal 2002 six months was $37.5 million compared to $154.2 million in the fiscal 2001 six months, a decrease of 75.7%. As a percentage of net sales, the fiscal 2002 six months gross profit was 8.9% compared to 22.8% in the fiscal 2001 six months. The decrease in gross profit as a percentage of net sales is primarily a result of a combination of factors: (i) $16.6 million of costs related to facility closures (primarily equipment write-offs); (ii) under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes; and
(iii) a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins.

     On an adjusted basis, gross profit for the fiscal 2002 six months was $54.2 million compared to $154.2 million in the fiscal 2001 six months, a decrease of 64.9%. As a percentage of net sales, the fiscal 2002 six months gross profit was 12.9% compared to 22.8% in the fiscal 2001 six months. The decrease in adjusted gross profit as a percentage of net sales is primarily a result of the under-absorption of costs resulting from reduced sales volumes and a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins.

Operating Expenses

     Operating expenses in the fiscal 2002 six months were $91.5 million compared to $113.3 million in the fiscal 2001 six months. As a percentage of net sales, operating expenses were 21.8% for the fiscal 2002 six months, compared to 16.7% for the fiscal 2001 six months. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. Operating expenses have been reduced by $21.8 million from the fiscal 2001 six months. The reduction in operating expenses is primarily due to the restructuring and cost reduction efforts we have made. Although operating expenses have been reduced from the fiscal 2001 six months, operating expenses as a percentage of net sales increased due to the under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes.

     On an adjusted basis, operating expenses for the fiscal 2002 six months were $89.1 million compared to $113.3 million in the fiscal 2001 six months, a decrease of 21.4%. As a percentage of net sales, fiscal 2002 six month operating expenses were 21.2% compared to 16.7% in the fiscal 2001 six months. The increase in adjusted operating expenses as a percentage of net sales is primarily a result of having substantially the same amount of adjusted fixed costs on significantly reduced sales volume. The effect of this negative operating leverage has been mitigated by the restructuring actions we have taken over the last year. Our adjusted operating expenses in the fiscal 2002 six months include $9.5 in other charges incurred in the second quarter which are primarily related to the Company's 401(k) plan (such charges were higher in the current periods than similar charges in prior periods), the estimated future required lease payments and the ultimate disposition of the Company's two leased aircraft and additional professional fees incurred in conjunction with the Company's recapitalization plan. Excluding these items, our operating expenses for the fiscal 2002 six months were $79.6 million or 18.9% of sales.

Amortization of Intangible Assets

     In the fiscal 2002 second quarter, we performed an impairment assessment of our long-lived assets as a result of revised Company forecasts resulting from continuing deterioration of our operating results. As a result of the assessment, we recorded a $391.6 million impairment charge to reduce the carrying value of goodwill and other intangible assets. Total amortization expense, including the impairment charge, in the fiscal 2002 six months was $403.7 million compared to $12.4 million in the fiscal 2001 six months. Excluding the impairment charge, amortization for the fiscal 2002 six months was $12.1 million compared to $12.4 million in the fiscal 2001 six months.

Restructuring and Other Charges

     Beginning in fiscal 2001 and continuing through the fiscal 2002 second quarter, management has developed formal plans to exit certain facilities and involuntarily terminate employees. Management's plans to exit certain facilities included the identification of duplicate manufacturing and sales facilities for closure and the transfer of the related operations to other facilities. Management currently anticipates that the facility closures and all related activities will be substantially complete within one year of the commitment dates of the respective exit plans.

     A restructuring charge totaling $17.5 million was recorded during the fiscal 2002 six months. The restructuring charge relates to the rationalization of ten facilities and the involuntary termination of both salaried and hourly employees. Severance costs associated with the involuntary termination of employees totaled $7.5 million. Lease exit costs resulting from facility closures totaled $10.0 million. In addition to the restructuring charge totaling $17.5 million, we incurred $19.1 million of other costs related to facility closures (primarily equipment impairment charges). Of the $36.5 million in rationalization charges, $21.0 million are cash costs and $15.5 million are non-cash costs. Of the $21.0 million in cash costs, only $3.5 million are incremental cash costs that would not have been incurred in the next 12 months without undertaking these restructuring actions.

     Since commencing our restructuring plans in the third quarter of fiscal 2001, we have recorded restructuring and restructuring related charges totaling $67.8 million. Our restructuring program was implemented to reduce our aggregate fixed cost structure to mitigate the revenue decline we began to experience as a result of a weak economic environment in the computing, telecommunication, and semi-conductor markets we serve. We have rationalized 18 facilities through consolidating the operations of closed locations into existing larger locations, thus eliminating fixed facility costs and redundant headcount and better leveraging our existing infrastructure. Through February 28, 2002 we have spent approximately $23.1 million on cash restructuring, with only approximately $3.0 million of the total being incremental cash costs that would not have been incurred in the next 12 months without undertaking these restructuring actions. Over the same period, we have reduced aggregate adjusted operating expenses (which include manufacturing overhead expenses included in cost of products sold as well as engineering, selling and administrative expenses) excluding other charges of $9.5 million described in Operating expenses above, by approximately $40.4 million per quarter, with the reduction split between the benefits of restructuring plans implemented and the reduction in variable operating expenses due to reduced sales volume. Prospectively, management will continue to review existing infrastructure for opportunities to reduce our overall cost structure, and will likely implement additional restructuring plans as deemed necessary.

Divestiture

     On February 13, 2002, APW Ltd. completed the sale of its Zero Cases division. Total consideration from the transaction was a net $19.2 million, which resulted in a net book gain of $8.2 million.

Operating Loss

     We incurred an operating loss of $466.9 million in the fiscal 2002 six months compared to operating earnings of $25.7 million in the fiscal 2001 six months. The operating loss was primarily due to: (i) a $391.6 million impairment of goodwill and other intangible assets; (ii) a $17.5 million restructuring charge; (iii) $19.1 million of costs related to facility closures (primarily equipment impairment charges); and (iv) reduced sales volumes, driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during the fiscal 2002 six months.

     On an adjusted basis, we incurred an operating loss of $47.0 million in the fiscal 2002 six months and operating earnings of $28.5 million in the fiscal 2001 six months. The operating loss was primarily due to the reduced sales volumes driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during the fiscal 2002 six months. Excluding the $9.5 million in other charges, (described in Operating expenses above), that were recorded in the second quarter of fiscal 2002, the operating loss was $37.5 million.

Financing Costs

     Financing costs in the fiscal 2002 six months were $30.9 million compared to $13.8 million in the fiscal 2001 six months. Included in the fiscal 2002 six months financing costs is $4.7 million of non-cash amortization of capitalized fees and warrants issued as a result of amending our credit facilities during fiscal 2001 and through the first six months of fiscal 2002. The increase in our net financing costs, excluding the $4.7 million of non-cash amortization, is a result of the increase in our outstanding indebtedness to fund acquisitions made in the second quarter of fiscal 2001, capital expenditures, restructuring activities and operations.

Income Tax Expense

     We recorded income tax expense in the fiscal 2002 six months of $28.1 million compared to $4.0 million in the fiscal 2001 six months. Included in our fiscal 2002 six months tax expense is a charge of $128.7 million to increase our valuation allowance to $138.5 million at February 28, 2002. As a result of this charge, our net deferred tax asset balance was reduced to $0.4 million at February 28, 2002. We will continue to record a valuation allowance to offset any future income tax benefits until it is more likely than not that we will be able to realize such benefits.

Liquidity and Capital Resources

Cash Flows

     Cash and cash equivalents totaled $9.0 million at February 28, 2002 and $8.5 million at August 31, 2001.

     Net cash used in operating activities in the fiscal 2002 six months was $12.6 million compared to $31.4 million used in the fiscal 2001 six months. The net use of cash in the fiscal 2002 six months was primarily due to restructuring and related payments totaling $12.0 million. Other net uses of cash included the funding of operating losses, and payments to professional advisors, offset by a source of cash from primary working capital (receivables, inventory, and payables).

     Net cash provided by investing activities for the fiscal 2002 six months was $11.1 million compared to net cash used in investing activities of $298.0 million for the fiscal 2001 six months. The net source of cash for the fiscal 2002 six months was primarily due to $19.2 million of proceeds on the sale of a subsidiary offset by capital expenditures of $11.9 million.

     Net cash provided by financing activities for the fiscal 2002 six months was $2.1 million compared to $335.7 million provided in the fiscal 2001 six months. The net cash provided by financing activities for the fiscal 2002 six months primarily came from net borrowings on our long-term debt facility of $28.7 million, which was offset by $5.5 million in payments on short-term borrowings, $2.1 million in debt financing costs and a reduction in sold receivables of $18.9 million.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial
Commitments

     On January 22, 2002, the SEC issued FR-61, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations." FR-61 indicates that registrants should consider the need to provide disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect materially liquidity or the availability of, or requirements for capital resources as well as disclosures concerning a registrant's obligations and commitments to make future payments under contracts, such as debt, leases, and contingent commitments. In response to this release, we have outlined our off-balance sheet arrangement as well as our contractual obligations and commercial commitments as they relate to the Company.

Accounts Receivable Facility

     APW North America Inc., a wholly owned subsidiary of APW Ltd., and certain domestic subsidiaries (collectively, "Originators") sell trade accounts receivable to Applied Power Credit Corporation ("APCC"), a wholly-owned, limited purpose, consolidated subsidiary of the Company. APCC is a separate corporate entity that sells participating interests in its pool of accounts receivable to financial institutions ("Purchasers"). The Purchasers, in turn, receive an ownership and security interest in the pool of receivables. Participation interests in new receivables generated by the Originators are purchased by APCC and resold to the Purchasers on a revolving basis as collections reduce previously sold participation interests. The accounts receivable sold to Purchasers are reflected as a reduction of receivables in the Condensed Consolidated Balance Sheets. APCC has no risk of credit loss on such receivables as they are sold without recourse. APW North America Inc. retains collection and administrative responsibilities on the participation interests sold as servicer for APCC and the Purchasers. Further, APCC is a bankruptcy remote corporation, and as such, the assets held by APCC would not be available to satisfy the claims of APW Ltd.'s creditors until all of the amounts owed to the Purchasers have been paid in full.

     The Accounts Receivable Facility described above represents "off-balance sheet financing." This results in assets being removed from our balance sheet, rather than incurring a liability similar to that of traditional financing. The receivables are sold on a revolving basis where new eligible receivables replace collected receivables on a daily basis. The maximum amount of receivables that can be sold under the current facility is $80.0 million. At February 28, 2002 and August 31, 2001, only $39.1 and $58.0 million, respectively, of this facility was utilized due to this limitation. To the extent eligible receivables under this facility decrease from this amount, cash collections on the sold receivables must be repaid to the Purchaser, thereby reducing our availability under the facility. Conversely, if more eligible receivables are generated due to increased sales, we can increase the cash available to us under the facility via the sale of these new eligible receivables up to the maximum allowed of $80.0 million. Upon the facility's termination, the Purchaser would be entitled to all cash collections on receivables sold to it by APCC until its net investment ($39.1 million at February 28, 2002) had been repaid.

     The Accounts Receivable Facility will terminate on May 15, 2002 unless terminated earlier according to its terms (including, without limitations the occurrence of a "termination event" that is not waived or amended) or extended by mutual agreement of parties thereto. We do not currently expect that the facility will be extended beyond the May 15, 2002 termination date.

Contractual Obligations and Commercial Commitments

     Currently, we have classified all of our debt under the Multi-Currency Credit facilities as current in accordance with EITF 86-30 which is discussed further in the Liquidity section below.

     We lease, through various subsidiaries, certain facilities and equipment under various lease agreements generally over periods of one to twenty years. Under most arrangements, we also pay the property taxes, insurance, maintenance and expenses related to the leased properties. Future obligations on non-cancelable operating leases in effect at February 28, 2002 are: $21.3 million for the remainder of fiscal 2002; $25.5 million in fiscal 2003 and $164.2 million thereafter. These amounts represent amounts that have previously been disclosed in our Form 10-K for the twelve months ended August 31, 2002 as adjusted for the current year's activity. Included in the February 28, 2002 Condensed Consolidated Balance Sheet are $11.3 million of lease exit reserves that would reduce our future obligations listed above. Total rental expense under operating leases for the fiscal 2002 six months was approximately $14.5 million.

Capitalization

     Debt at February 28, 2002 totaled $644.0 million, an increase of approximately $22.6 million from August 31, 2001. The increase in debt was primarily due to restructuring costs, capital expenditures and the $18.9 million decrease in receivables sold under the accounts receivable facility, offset by $19.2 million of proceeds from the sale of a division.

     To reduce the risk of interest rate increases, we may periodically enter into interest rate swap agreements. Our current interest rate swap activity is limited to two agreements and is not significant.

Liquidity

     On September 27, 2001, the Company's lenders amended certain debt covenants associated with APW Ltd.'s Multi-Currency Credit Agreement, UK Revolving Credit Agreement and the Accounts Receivable Facility (collectively, "credit facilities"). These revised covenants were established based upon APW Ltd. management's financial forecasts prior to the events of September 11, 2001. Following the events of September 11 and throughout the fiscal 2002 first quarter, APW Ltd. experienced a significant decline in net sales compared to prior periods and a further decline compared to management's financial forecasts that were the basis for the financial covenants set forth in the September 27, 2001 amendment. Such declines are related to a number of factors, certain of which were impacted by the terrorist attacks that took place in the United States on September 11, 2001. On December 13, 2001, the Company's lenders amended certain debt covenants associated with the Company's credit facilities to reflect the Company's revised financial forecasts as of that point in time. The revisions in the covenants were considered necessary due to the magnitude of the decline in the fiscal 2002 first quarter actual results compared to prior periods and management's forecasts. In addition, the amendment repriced the outstanding warrants issued in conjunction with the May 15, 2001 amendment to the closing price of APW Ltd.'s common stock on December 10, 2001 of $1.98 and eliminates the previous reduction provision if the Company met repayment targets by August 31, 2002. The Company also issued warrants for 9.9% of the common stock outstanding on December 13, 2001 (approximately 4.1 million shares) at a price of $0.01. These $0.01 warrants are cancelled if the credit facilities are repaid by July 31, 2002 (entirely cancelled) or September 30, 2002 (49.5% cancelled). During the second quarter of fiscal 2002, $8.5 million was recorded as the estimated fair value of the warrants issued in conjunction with the December amendment and was recorded as an increase in deferred financing costs and an increase in share premium.

     During the quarter ended February 28, 2002, the Company amended its credit facilities on three different occasions. The net result of these amendments was:
(i) to provide a temporary deferment of cash interest payment obligations until April 15, 2002; (ii) to increase the size of the UK Revolving Credit Facility by approximately $5.0 million under the UK Revolving Credit Agreement; (iii) to allow for the sale of the assets of the Company's Zero Cases division; and (iv) to provide a waiver of all financial covenant requirements for the period from January 31, 2002 until April 15, 2002.

     As of February 28, 2002, the Company was in compliance under its credit facilities as a result of having all of the financial covenants waived. Although the Company has received a waiver of all financial covenants prior to February 28, 2002, substantially the same or more restrictive financial covenants will be in place for the period ending May 31, 2002. Based on its current projections, the Company believes that it is probable that it will not meet certain of these covenants for the period ending May, 31, 2002 unless further waived or otherwise amended through ongoing negotiations with its lenders. As such, in accordance with Emerging Issues Task Force Issue ("EITF") 86-30, the Company has classified all of its debt obligations as current as of February 28, 2002. The Company has been pursuing discussions with its lenders concerning a recapitalization plan. The discussions have centered around a recapitalization of the balance sheet that is intended to result in no disruption to the operating subsidiaries and their suppliers, who will be paid in the normal course of business. In connection with the recapitalization plan, the Company intends that such plan would entail the following: (i) the conversion of $550.0 million of the current and outstanding debt plus accrued interest to common stock; (ii) the allowance of a new financing line of credit of $110.0 million; (iii) the issuance of common stock (and possible preferred stock or warrants) to the existing lenders so that they would end up owning substantially all of the outstanding capital stock of the Company; (iv) the issuance of warrants to the Company's existing shareholders for some number of additional shares which become exercisable if the lenders receive a return of their initial investment; and (v) the retention of existing management. The Company has been negotiating this plan with the lenders and primarily through its steering committee. To date, the Company and the lenders have agreed in principal on the main terms of the recapitalization plan, but no definitive agreement has yet been agreed to and executed. It is anticipated that the plan will be implemented through a pre-packaged or pre-negotiated Chapter 11 of APW Ltd., the holding company. Consequently, the lenders will have agreed to the terms of the recapitalization plan prior to the filing. This plan would be structured in such a way so that all of the obligations of APW Ltd. (see Note 2 to the Condensed Consolidated Financial Statements - Holding Company Structure) could be assumed, adjusted or eliminated in a bankruptcy proceeding. The Company and its lenders are structuring the recapitalization of the Company so that only APW Ltd., the holding company, should be affected. Under this plan, the Chapter 11 filing of APW Ltd., the holding company, will not effect, in any direct way the operating subsidiaries and their ability to conduct business normally with their customers and suppliers. In particular, there is no intent to impair the suppliers of the operating subsidiaries. If we cannot execute the recapitalization plan as currently conceived, APW Ltd. would likely be forced to file and seek protection under the bankruptcy laws. Given, that at this point there is not a definitive recapitalization plan document agreed to with our lending group and as such, prospectively the Company could be required to meet the future financial covenants of our current amended credit facilities (unless otherwise waived or amended), which the Company feels that at this point is not probable, coupled with the Company's current level of liquidity, there is substantial doubt about the Company's ability to continue as a going concern.

     In order to facilitate the finalization of negotiations regarding the terms of the recapitalization and the related documentation, on April 15, 2002, the Company unanimously received an extension with regard to the deferment of interest payments and a waiver of all financial covenants for the period through May 14, 2002. The Accounts Receivable Facility will terminate on May 15, 2002 unless terminated earlier according to its terms (including, without limitation the occurrence of a "termination event" that is not waived or amended) or extended by mutual agreement of parties thereto. We do not currently expect that the facility will be extended beyond the May 15, 2002 termination date.

     APW Ltd.'s management plans to continue to aggressively pursue additional revenue opportunities within its core customer markets. APW Ltd. adopted several restructuring plans during fiscal 2001 and throughout the first six months of fiscal 2002 in an effort to reduce costs in the wake of declining net sales experienced during those periods. These programs resulted in restructuring charges during fiscal 2001 and the first six months of fiscal 2002 and have provided cost savings that are expected to continue into the future. Management plans to consider additional cost-reduction programs, as necessary, to further align the Company's cost base with net sales.

     In December 2001, a subsidiary of the Company received notification from the lessor of two of its aircraft that the lease contracts ("contracts") for the two aircraft would be terminated effective March 4, 2002. In conjunction with the termination, the terms of the contracts would require the Company to pay the lessor approximately $12.3 million for the two aircraft and, in exchange, the lessor would convey all of its rights, title and interest in the two aircraft to the Company. The Company is actively working with the lessor to identify a third party which would purchase and/or lease the two aircraft, thereby eliminating the Company's $12.3 million payment obligation. The lessor has informed the Company that it is willing to continue to work with the Company to find third party alternatives to eliminate the cost of terminating this contract, provided the Company continues to make scheduled lease payments. As such, the Company has recorded a charge of $2.0 million during the second quarter related to its decision to discontinue use of the related aircraft. This charge reflects management's current estimates relating to future required lease payments and the ultimate disposition timing and proceeds of the two aircraft.

     At February 28, 2002 and March 31, 2002, we had $23.3 million and $12.3 million, respectively, of borrowings available under our two credit facilities and $9.0 million and $9.8 million, respectively, in cash. To provide additional liquidity, we have been extending payables beyond their normal payment terms. At February 28, 2002 and March 31, 2002, although we sold all eligible accounts receivable under our accounts receivable facility, we had the availability to sell an incremental $40.9 and $40.8 million, respectively. Our future, liquidity could further decline if we experience a negative variance from our expected operating results or if we do not receive additional deferments of interest on our credit facilities from our lenders.

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

Forward-looking Statements and Cautionary Factors
-------------------------------------------------

     Certain statements contained in this document, as well as statements in other Company communications, which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions, market conditions in the computer, semiconductor, telecommunication, and electronic industries in North America, South America, Europe and Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive product and pricing pressures, foreign currency risk, interest rate risk, the Company's ability to access capital markets, extension of forbearance of interest obligations and other factors that may be referred to in APW Ltd.'s reports filed with the Securities and Exchange Commission from time to time.

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

     Our identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. We periodically identify naturally occurring offsetting positions and then may purchase hedging instruments to protect against anticipated exposures. The Company had no such foreign currency hedging instruments at February 28, 2002. Based on our overall currency rate exposure, including derivative financial instruments and nonfunctional currency denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year.

     Interest Rate Risk - We periodically enter into interest rate swaps to
     ------------------
stabilize financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, we contract with a counter party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. The effective portion of any gain or loss due to a change in the fair value is initially recorded as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The fair value of our interest rate swap agreements was a liability of $2.6 million and $2.4 million at February 28, 2002 and August 31, 2001, respectively. A sixty-eight (10% of our weighted average interest rate) basis-point change in interest rates on average long-term borrowings would have impacted net interest expense by approximately $2.4 million for the six months ended February 28, 2002.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------

         The Company, as well as one current, and one former executive have been sued in three actions which are pending in the United States District Court for the Eastern District of Wisconsin in connection with alleged violations of Federal securities laws which preceded a drop in the price of its common stock ending on March 20, 2001. The first of these suits which is captioned Stewart Norman Hicks v. APW Ltd., et al., was filed on December 10, 2001. The subsequently filed suits are captioned Robert Betz v. APW Ltd, et al., and Market Street Securities v. APW Ltd., et al. The complaints for all three suits allege violations of the Federal securities laws and seek certification of a plaintiff class consisting of all purchasers of the Company's common stock between September 26, 2000 and March 20, 2001, inclusive. The complaint does not quantify the damages. The Company has not yet been served with the complaints but understands that the respective plaintiffs intend to seek consolidation of the suits. At this time, the Company cannot evaluate the merits of these claims.

Item 2 - Changes in Securities and Use of Proceeds
--------------------------------------------------

       On December 13, 2001, the Company issued warrants to purchase a total of 4,030,027 shares of the Company's common stock (3,455,610 to the Company's U.S. lenders and 584,597 to the Company's U.K. lenders). The warrants are exercisable at any time during a period from October 1, 2002 through May 15, 2006, at an exercise price of $0.01 per share, although under certain limited circumstances the exercise date may be accelerated. The warrants were issued to certain lenders as an inducement in connection with the Company's renegotiations of its Amended and Restated Multi-Currency Credit Agreement and Amended U.K. Facility Agreement. The issuance of warrants did not generate any proceeds and no underwriter was involved in the issuance. The warrants are subject to a complete reduction if certain prepayment targets are met. The Company issued the warrants in reliance upon Section 4(2) and Regulation D of the Securities Act of 1933, as amended, in a transaction not involving a public offering. The lenders were the only offerees in this transaction, and no public solicitation was made. The warrant holders are investors with access to all relevant information necessary to evaluate the investment and have represented to the Company that the shares were being acquired for investment purposes. The shares of common stock underlying the warrants are subject to certain transfer restrictions and have registration rights.

Item 4 - Submissions of Matters to a Vote of Security Holders
-------------------------------------------------------------

       The Annual Meeting of Shareholders was held on January 14, 2002 and the following proposals were voted on. The number of votes cast for, against, abstained and withheld for each proposal is set forth below:

(a)    Election of Directors - Class of 2002

                             Share Votes For      Share Votes Withheld
                             ---------------      --------------------
Jack L. Heckel                  34,108,886                537,547
Gerald McGoey                   34,102,942                543,491
Bruno D'Avanzo                  34,102,379                544,054

       Mr. Heckel and Mr. McGoey terms expire in 2005 and Mr. D'Avanzo's term expires in 2004.

(b)    Appointment of Independent Auditors

       The appointment of PricewaterhouseCoopers LLP as the independent auditors was approved with 34,403,591 for, 191,673 against and 51,169 withheld.

Item 5 - Other Information
--------------------------

       In April 2002, Mr. Jack Heckel resigned as a director due to recent health reasons that prevent him from participating in Board meetings.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibit 4.3 Sixth Amendment to Amended and Restated Multicurrency Credit Agreement


(b)   Reports on Form 8-K

      On December 21, 2001, the Company filed a Current Report on Form 8-K dated December 13, 2001, reporting under Item 5 the Company's renegotiations of its Multi-Currency Credit Agreement, Facility Agreement with the Royal Bank of Scotland and Receivables Purchasing Agreement, collectively, the "credit facilities".

      On February 19, 2002 the Company filed a Current Report on Form 8-K dated February 13, 2002, reporting under Item 5 the Company's divestiture of its Zero Cases division.

       On February 25, 2002 the Company filed a Current Report on Form 8-K dated January 15, 2002, reporting under Item 5 the Company's further negotiations of its credit facilities.

      On February 28, 2002 the Company filed a Current Report on Form 8-K dated February 15, 2002, reporting under Item 5 the Company's additional renegotiations of its credit facilities.

                                    SIGNATURE
                                    ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 APW Ltd.
                                 --------
                                 (Registrant)

Date:  April 15, 2002            By: /s/ Richard D. Carroll
                                    -----------------------
                                 Richard D. Carroll
                                 Vice President and Chief Financial Officer

                                 (Principal Financial Officer and duly
                                 authorized to sign on behalf of the registrant)