Form 10-Q
period 2002-05-31
APW LTD
filed 2002-08-13
CIK 1111938

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

          Mark One
          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2002

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

                                Yes___    No  X
                                             ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes X     No ___
                                   ---

The number of shares outstanding of the registrant's Common Stock (including related Preferred Stock purchase rights) as of August 13, 2002 was 40,811,224.

                      APW Ltd. (in provisional liquidation)
                              Debtor-in-Possession
                                      INDEX


                                                                                       Page  No.
                                                                                       ---------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements

                 Condensed Consolidated Statements of Operations -
                    Three and Nine Months Ended May 31, 2002 and 2001 ...................   3

                 Condensed Consolidated Balance Sheets -
                     May 31, 2002 and August 31, 2001 ...................................   4

                 Condensed Consolidated Statements of Cash Flows -
                    Nine Months Ended May 31, 2002 and 2001 .............................   5

                 Notes to Condensed Consolidated Financial Statements ...................   6

Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ..............................................  17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk .....................  31


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings ..............................................................  32

Item 2 - Changes in Securities and Use of Proceeds ......................................  32

Item 3 - Defaults Upon Senior Securities ................................................  32

Item 4 - Submissions of Matters to a Vote of Security Holders ...........................  33

Item 6 - Exhibits and Reports on Form 8-K ...............................................  33

SIGNATURE ...............................................................................  34
---------

PART I  - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      APW Ltd. (in provisional liquidation)
                              Debtor-in-Possession
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months Ended                Nine Months Ended
                                                                         May 31,                          May 31,
                                                             -------------------------------  -------------------------------
                                                                  2002            2001             2002            2001
                                                             --------------- ---------------  --------------  ---------------
Net sales                                                    $     221,940    $     300,208   $     642,624   $      977,494
Cost of products sold                                              209,352          268,408         592,513          791,574
                                                             --------------  ---------------  --------------  ---------------

       Gross profit                                                 12,588           31,800          50,111          185,920

Engineering, selling and administrative expenses                    43,957           67,187         135,471          180,452
Amortization and impairment of intangible assets                     3,841            7,581         407,515           20,022
Restructuring charges                                                4,741           12,484          22,217           12,484
(Gain) loss on sale of subsidiary                                        -                -          (8,210)           2,667
                                                             --------------  ---------------  --------------  ---------------

       Operating loss                                              (39,951)         (55,452)       (506,882)         (29,705)

Reorganization items                                                21,675                -          21,675                -
Financing costs                                                     13,996           15,368          44,935           29,141
Other expense (income), net                                         (1,830)             980          (2,324)           2,038
                                                             --------------  ---------------  --------------  ---------------

Loss before income tax expense (benefit)                           (73,792)         (71,800)       (571,168)         (60,884)

Income tax expense (benefit)                                             -          (17,059)         28,106          (13,025)
                                                             --------------  ---------------  --------------  ---------------


Net loss                                                     $     (73,792)  $      (54,741)  $    (599,274)  $      (47,859)
                                                             ==============  ===============  ==============  ===============

Basic and diluted loss per share:

   Loss per share                                            $       (1.84)  $        (1.37)  $      (14.96)  $        (1.21)
                                                             ==============  ===============  ==============  ===============

   Weighted average common and potential dilutive
     common shares outstanding                                      40,056           40,038          40,052           39,551
                                                             ==============  ===============  ==============  ===============


      See accompanying Notes to Condensed Consolidated Financial Statements

                      APW Ltd. (in provisional liquidation)
                              Debtor-in-Possession
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                       May 31,            August 31,
                                                                                        2002                 2001
                                                                                  -----------------    ----------------
                                                                                    (Unaudited)
                                             ASSETS
                                             ------
Current assets

        Cash and cash equivalents                                                 $         24,233     $         8,542
        Accounts receivable, net                                                           132,469             112,992
        Inventories                                                                         97,862             135,019
        Prepaid expenses                                                                    16,708              14,325
        Deferred income taxes                                                                  546              16,650
                                                                                  -----------------    ----------------
                  Total current assets                                                     271,818             287,528

Property, plant and equipment                                                              390,774             477,915
        Less: Accumulated depreciation                                                    (185,990)           (222,886)
                                                                                  -----------------    ----------------
                  Net property, plant and equipment                                        204,784             255,029

Goodwill, net                                                                              299,167             679,225
Other intangible assets, net                                                                 3,637              27,616
Other assets                                                                                52,365              58,601
                                                                                  -----------------    ----------------

                 Total assets                                                     $        831,771     $     1,307,999
                                                                                  =================    ================

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                        ----------------------------------------------
Current liabilities

         Short-term borrowings                                                    $              -     $         5,745
         Trade accounts payable                                                             81,767             118,466
         Debtor-in-possession financing                                                     60,000                   -
         Accrued compensation and benefits                                                  25,890              29,594
         Income taxes payable                                                               41,142              37,196
         Other current liabilities                                                          46,795              40,163
                                                                                  -----------------    ----------------
                 Total current liabilities                                                 255,594             231,164

Long-term debt                                                                               1,339             615,704
Other long-term liabilities                                                                 33,995              45,375

Liabilities subject to compromise                                                          689,685                   -

Debtor-in-possession warrants                                                               25,451                   -

Shareholders' equity (deficit)
         Common Stock--$0.01 par value per share; authorized 250,000,000 shares;
           issued and outstanding, less contingent shares, 40,056,507
           and 40,042,207 shares, respectively                                                 400                 400
         Share premium                                                                     679,429             669,772
         Accumulated deficit                                                              (827,244)           (227,927)
         Accumulated other comprehensive loss                                              (26,878)            (26,489)
                                                                                  -----------------    ----------------
                  Total shareholders' equity (deficit)                                    (174,293)            415,756
                                                                                  -----------------    ----------------

                  Total liabilities and shareholders' equity (deficit)            $        831,771     $     1,307,999
                                                                                  =================    ================

      See accompanying Notes to Condensed Consolidated Financial Statements

                      APW Ltd. (in provisional liquidation)
                              Debtor-in-Possession
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                                   May 31,
                                                                                    -----------------------------------
                                                                                        2002                 2001
                                                                                    --------------      ---------------
Operating activities
--------------------
Net loss                                                                             $   (599,274)         $   (47,859)
Adjustments to reconcile net loss to net cash
      used in operating activities:
           Depreciation and amortization                                                  460,817               65,814
           Amortization of financing fees                                                   9,206                  782
           Gain from sale of assets                                                        (1,747)                (311)
           (Gain) loss on sale of subsidiary                                               (8,210)               2,667
           Deferred income taxes                                                           27,565              (10,478)
           Restructuring charges                                                           22,217               12,484
           Reorganization items                                                            21,675                    -
           Changes in operating assets and liabilities:
                    Accounts receivable                                                    38,890               30,684
                    Inventories                                                            34,254               13,898
                    Prepaid expenses and other assets                                      (3,298)              (2,500)
                    Trade accounts payable                                                (37,120)             (27,381)
                    Income taxes                                                            4,554              (42,252)
                    Other liabilities                                                      (2,037)             (30,284)
                                                                                    --------------      ---------------
     Net cash used in operating activities before reorganization items                    (32,508)             (34,736)

           Reorganization items                                                              (296)                   -
                                                                                    --------------      ---------------
     Net cash used in operating activities                                                (32,804)             (34,736)

Investing activities
--------------------
Proceeds on the sale of property, plant and equipment                                       8,481                2,466
Additions to property, plant and equipment                                                (16,137)             (80,926)
Net proceeds on sale of subsidiary, net of cash sold                                       19,241                1,782
Business acquisitions, net of cash acquired                                                     -             (241,546)
Other investing activities                                                                   (448)              (4,028)
                                                                                    --------------      ---------------
     Net cash provided by (used in) investing activities                                   11,137             (322,252)

Financing activities
--------------------
Net short term borrowings (repayments)                                                     (5,632)               4,644
Principal repayments on pre-petition debt                                                (183,224)             (96,650)
Principal borrowings on pre-petition debt                                                 230,065              516,305
Borrowings on DIP facility                                                                 60,000                    -
DIP facility financing costs                                                               (3,734)                   -
Net repayments of commercial paper                                                              -              (33,896)
Net receivables financed (repayments)                                                     (58,019)             (18,912)
Debt financing costs                                                                       (2,100)              (7,700)
Stock option exercises                                                                          -                1,405
Other financing activities                                                                    (42)                (748)
                                                                                    --------------      ---------------
     Net cash provided by financing activities                                             37,314              364,448

Effect of exchange rate changes on cash                                                        44                  543
                                                                                    --------------      ---------------

Net increase in cash and cash equivalents                                                  15,691                8,003

Cash and cash equivalents - beginning of period                                             8,542                  570
                                                                                    --------------      ---------------

Cash and cash equivalents - end of period                                            $     24,233          $     8,573
                                                                                    ==============      ===============

      See accompanying Notes to Condensed Consolidated Financial Statements

                     APW Ltd. (in provisional liquidation)
                              Debtor-in-Possession
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Reorganization Under Chapter 11

     On May 16, 2002, APW Ltd. (in provisional liquidation) (herinafter referred to as "APW Ltd.", "APW" or "the Company"), a Bermuda company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court") (Case No. 02-12335). The proceeding involved only APW Ltd., the Bermuda company, and Vero Electronics, Inc., a non-operating entity and subsidiary of APW Ltd. (Case No. 02-12334). All other subsidiaries of the Company were excluded from the proceeding and continue to conduct business with customers and suppliers in the ordinary course. The Company will continue to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The bankruptcy proceedings are being jointly administered under Case No. 02-12334 (PCB).

     On May 30, 2002, a proceeding (the "Bermuda Proceeding") was commenced pursuant to the Companies Act 1981 with respect to APW Ltd. in the Bermuda Supreme Court in connection with a winding-up petition. One of the purposes of the filing was the imposition of a statutory stay preventing third parties from continuing or taking actions against APW in Bermuda. On May 30, 2002, the Bermuda court appointed Malcolm L. Butterfield of KPMG Bermuda and Philip W. Wallace of KPMG, London, England as joint provisional liquidators of APW Ltd. (or, as referred to herein, the JPLs) with limited supervisory powers. The appointment of the JPL's and statutory stay enabled the JPL's to perform supervisory and oversight of the management of APW while reviewing the Plan of reorganization with a view to its treatment of creditors. On July 22, 2002, the JPLs were granted various powers, including the power to authorize the sale of any business, operation, subsidiary, division or other significant asset of APW Ltd.

     APW Ltd. decided to pursue reorganization under Chapter 11 of the Bankruptcy Code based upon the certainty of the elimination of pre-petition indebtedness and as a consequence the ability of the Company to emerge from bankruptcy significantly deleveraged. As a debtor-in-possession, APW Ltd. is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

Confirmation of Plan of Reorganization

     On July 24, 2002 the Bankruptcy Court entered an order confirming APW Ltd.'s and Vero's Amended and Restated Plan of Reorganization dated June 19, 2002 (as modified, amended or supplemented, the "Plan"). APW Ltd. emerged on July 31, 2002. A copy of the Plan is attached hereto as Exhibit
2.1(b).

     Pursuant to the terms of the Plan, subject to the approval of the joint provisional liquidators (the "JPLs") appointed in the Bermuda Proceeding and, if required, the approval of the Bermuda Supreme Court, all of the assets and liabilities which were to be retained by APW Ltd. under the original Plan will be transferred to AWP Ltd. ("AWP"), a newly formed Bermuda company, including the right to use the name "APW Ltd.," which will be become the successor-in-interest to APW Ltd. After the consummation of the Plan, APW Ltd. will change its name to BQX Ltd. and AWP Ltd. will change its name to APW Ltd. The above name changes became effective on July 31, 2002.

     In addition, as of July 31, 2002, the effective date of the Plan, AWP (the successor in interest to APW Ltd.) will issue under the Plan the following:

     . New Secured Notes in the aggregate principal amount of $100 million issued to its senior secured lenders,

     . 1,000,000 common shares of AWP (the successor in interest to APW Ltd.) (the "APW Common Shares") issued to its senior secured lenders which represents 100% of the outstanding common shares of AWP after the consummation of the Plan,

     . Warrants to purchase up to 60,606 APW Common Shares at an exercise price of $448.95 per share issued to the current equity holders of APW Ltd., and

     . Warrants to purchase up to 303,030 APW Common Shares at an exercise price of $0.02 per share issued to lenders under the Credit Facility (defined below).

     As of July 31, 2002, there were approximately 40.8 million common shares of APW Ltd. outstanding. Under the Plan, holders of APW Ltd. common shares as of the July 31, 2002 record date will receive (a) warrants representing the right to purchase 60,606 APW Common Shares as stated above and (b) retain existing common shares in APW Ltd. (which as a practical matter will be liquidated and no distribution is expected to shareholders). Subsequent to the effective date of the Plan, APW Ltd. will be dissolved, liquidated or wound-up by joint provisional liquidators in connection with a proceeding in Bermuda or otherwise pursuant to applicable Bermuda law, and no assets are expected to be distributed to current shareholders.

     After the consummation of the Plan, AWP Ltd. (as successor to APW Ltd.) is expected to have approximately 1.8 million authorized common shares, par value $0.02 per share, of which 1,000,000 common shares will be outstanding. All such 1,000,000 shares will be issued as of the consummation of the Plan.

     The board of directors of the AWP Ltd. (as successor to APW Ltd.) after consummation of the Plan are to consist of: Richard G. Sim, W. Peter Douglas, Christopher S. Brothers, Stephen A. Kaplan, Michael P. Harmon, J. Richard Budd and Toni J. Smith.

     In addition, the Plan provides for a new management incentive plan for issuance of options to purchase to key employees or the opportunity for such key employees to purchase 10% of the APW Common Shares on a fully diluted basis (or 151,515 shares).

     As of May 31, 2002, APW Ltd., the Bermuda company, and Vero Electronics, Inc., a non-operating entity and subsidiary of APW Ltd., had assets and liabilities of $1.5 billion and $0.8 billion, respectively.

The Credit Facility

     Concurrent with the Chapter 11 filing, the Company entered into a new $110.0 million debtor-in-possession credit facility ("Credit Facility") to provide for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The Credit Facility requires that we maintain certain financial covenants and restrict liens, indebtedness, capital expenditures, dividend payments and sale of assets. We are currently in compliance with all Credit Facility financial covenants. Upon emergence from the Chapter 11 proceeding, the Credit Facility will be extended until November 15, 2003 with respect to $90.0 million of the Credit Facility and May 15, 2004 with respect to $20.0 million of the Credit Facility.

Going Concern

     The ability of APW Ltd., the successor company, to continue as a going concern is predicated upon, among other things, compliance with the provisions of the Credit Facility and the term loan agreement related to the $100 million in new secured notes issued under the Plan and the ability to generate cash flows from operations and obtain financing sources sufficient to satisfy our future obligations. In addition, the Plan could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of the Plan.

Note 2 - Description of Business

     APW Ltd. is a leading global provider of Technically Enabled Manufacturing Services ("TEMS"), focused on designing and integrating large electronic products. APW has the capabilities to design and manufacture various subsystems for electronic products, including enclosures, thermal management systems, backplanes, power supplies, printed circuit board assemblies, and cabling, either as integrated custom systems or as individual subsystems. In addition, APW provides a wide range of integration services to its customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. APW's focus is on large infrastructure solutions, such as wireless base stations and switches, enterprise hardware and Internet server enclosures. APW is not targeting high volume markets, such as personal computers or cell phone handsets. These products provide APW's customers with accelerated time-to-market scheduling and decreased time-to-volume production, while reducing their production costs and allowing them to focus on the design and marketing of their products. APW believes the Company's emphasis on technical innovation and vertically integrated engineering and manufacturing expertise, coupled with its total solution approach, which can be delivered on a worldwide basis, differentiates the Company in the marketplace.

Note 3 - Holding Company Structure

     APW Ltd. operates as a holding company that has no significant assets other than investments in the stock of its wholly owned subsidiaries, intellectual property and intercompany receivables. APW Ltd. has significant indebtedness, primarily incurred through its Multi-Currency Credit facilities, which is collateralized by substantially all of the assets, including the stock, of its subsidiaries. APW Ltd. relies on dividends and distributions from its subsidiaries as its primary source of cash, primarily to service its indebtedness.

Note 4 - Summary of Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of APW Ltd. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all adjustments which are normal and recurring in nature necessary to present fairly the financial position of the Company at May 31, 2002, the results of operations for the three and nine months ended May 31, 2002 and 2001 and cash flows for the nine months ended May 31, 2002 and 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company's fiscal 2001 Annual Report on Form 10-K.

     The accompanying unaudited condensed consolidated financial statements of APW Ltd. have also been prepared in accordance with the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 provides for segregating pre-petition liabilities that are subject to compromise, identifying all transactions and events that are directly associated with the reorganization of the Company and discontinuing the accrual of interest on unsecured debt.

     Loss Per Share: Basic earnings per share is calculated by dividing net earnings (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted average common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants.

     Earnings (loss) per share for the three and nine months ended May 31, 2002 and 2001 is based on the following (in thousands, except earnings per share amounts):

                                                                Three Months Ended         Nine Months Ended
                                                                      May 31,                   May 31,
                                                             ------------------------- -------------------------
                                                                 2002        2001          2002         2001
                                                             ------------ ------------ ------------ ------------
Numerator:

    Net loss for basic and diluted earnings per share        $   (73,792) $   (54,741) $  (599,274) $   (47,859)
                                                             ===========  ===========  ===========  ===========

Denominator:

    Weighted average common and potential common shares
      outstanding for basic and diluted earnings (loss) per
      share                                                       40,056       40,038       40,052       39,551
                                                             ===========  ============ ===========  ===========

Basic and diluted earnings (loss) per share                  $     (1.84) $     (1.37) $    (14.96) $     (1.21)
                                                             ===========  ===========  ===========  ===========

     When the Company reports positive net earnings, the diluted earnings per share calculation will include the impact of dilutive securities issued under the existing stock option plans and any warrants then outstanding. Due to the net losses in all periods presented, the effect of options and warrants to purchase shares have been excluded because they would be anti-dilutive.

     New Accounting Pronouncements: In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for APW Ltd. as of July 31, 2001. SFAS No. 142 will be effective for the Company for existing goodwill and intangible assets on September 1, 2002 or upon emergence from the Chapter 11 reorganization, expected on or around August 1, 2002, whichever is earlier. The Company is currently evaluating the impact of SFAS No. 142.

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. The Company is required to adopt SFAS No. 143 on September 1, 2002 or upon emergence from the Chapter 11 reorganization, expected on or around August 1, 2002, whichever is earlier. The Company is currently evaluating the impact of SFAS No. 143.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes". SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset. The Company will be required to adopt SFAS No. 144 on September 1, 2002 or upon emergence from the Chapter 11 reorganization, expected on or around August 1, 2002, whichever is earlier. The Company is currently evaluating the impact of SFAS No. 144.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. SFAS No. 145 rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company will be required to adopt SFAS No. 145 on September 1, 2002 or upon emergence from the Chapter 11 reorganization, expected on or around August 1, 2002, whichever is earlier. The Company is currently evaluating the impact of SFAS No. 145.

     In June 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company will be required to adopt SFAS No, 146 for exit or disposal activities initiated after December 31, 2002, or for exit or disposal activities initiated after emergence from the Chapter 11 reorganization, expected on or around August 1, 2002, whichever is earlier. The Company is currently evaluating the impact of SFAS No. 146.

     Reclassifications: Certain prior period amounts have been reclassified to conform with the fiscal 2002 presentation. Such reclassifications had no impact on previously reported net earnings (loss).

Note 5 - Intangible Asset Impairment, Restructuring and Other Charges

   Goodwill and other intangible asset impairment charge

      During the second quarter of fiscal 2002, the Company performed an impairment assessment of long-lived assets, which include property, plant and equipment, goodwill and other intangible assets. The assessment was performed primarily due to the reduced financial performance of the Company's operating results during the first six months of fiscal 2002 as compared with previously developed estimates. As a result of the assessment, the Company recorded a $391.6 million impairment charge to further reduce the carrying value of goodwill and other intangible assets. The impairment charge is recorded as a component of amortization and impairment of intangible assets in the Condensed Consolidated Statement of Operations for the nine months ended May 31, 2002. The Company updated the impairment assessment at May 31, 2002 and as a result no further impairment charge was recorded for the three months ended May 31, 2002. In determining whether an impairment of long-lived assets has occurred, the Company compares estimated undiscounted cash flows to the related asset book value. The charge was measured in accordance with the provisions of SFAS No. 121, based upon the Company's estimated future discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model.

      The remaining long-lived assets are supported by management's current best estimates of future undiscounted cash flows and will continue to be depreciated and amortized over their remaining useful lives, which management considers appropriate. However, there can be no assurances that the Company's (including its successor) revised forecast will be achieved and accordingly future impairment charges may be necessary. Additionally, the carrying value of remaining long-lived assets is supported by estimates of future undiscounted cash flows as of May 31, 2002, and such amounts could be stated at amounts in excess of their fair values.

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

      During the three and nine months ended May 31, 2002, the Company recognized pre-tax restructuring and other charges of $14.0 million and $50.5 million, respectively. The components of the charges recorded are as follows (in millions):

                                                 Three Months    Nine months
                                                 Ended May 31,  Ended May 31,
                                                     2002           2002
                                                ------------------------------
      Facility closure costs:
           Severance                               $    1.8       $    9.3
           Lease exit costs                             2.9           12.9
           Equipment impairment                         5.0           20.5
           Other costs                                  4.3            7.8
                                                ------------------------------
             Total facility closure costs          $   14.0       $   50.5
                                                ==============================

      Facility closure costs relate to the rationalization of seven facilities in the first quarter of fiscal 2002, three facilities in the second quarter of fiscal 2002 and two facilities in the third quarter of fiscal 2002. The severance charges impact both salaried and hourly employees. The costs are recorded in the Condensed Consolidated Statement of Operations for the three and nine months ended May 31, 2002, respectively, as follows: (i) severance and lease exit costs totaling $4.7 million and $22.2 million are recorded as restructuring charges; (ii) equipment impairment charges, resulting from facility closures, of $5.0 million (recorded as cost of products) and $20.5 million ($18.4 million recorded as cost of products sold and $2.1 million recorded as engineering, selling and administrative expenses); and (iii) other facility closure costs totaling $4.3 million ($3.2 million recorded as cost of products sold, $0.1 million recorded as engineering, selling and administrative expenses and $1.0 million recorded as amortization and impairment of intangible assets) and $7.8 million ($6.4 million recorded as cost of products sold, $0.4 million recorded as engineering, selling and administrative expenses and $1.0 million recorded as amortization and impairment of intangible assets).

     The following table summarizes the activity with respect to fiscal 2002 restructuring charges (in millions, except employee data):

                                                        Number
                                                          of          Severance    Facilities
                                                      Employees        Reserve       Reserve     Total Reserve
                                                   ---------------  ------------- ------------- ---------------
Total reserve balance at August 31, 2001                 287          $     2.1    $     5.2       $     7.3
Add: Fiscal 2002 nine month charges                      933                9.3         12.9            22.2
Less: Fiscal 2002 nine month utilization                (982)              (9.2 )       (6.0)          (15.2)
                                                   ---------------  ------------- ------------- ---------------
Total reserve balance at May 31, 2002                    238          $     2.2    $    12.1       $    14.3
                                                   ===============  ============= ============= ===============

Note 6 - Reorganization Items

   Net costs resulting from reorganization of the business have been reported in the Condensed Consolidated Statements of Operations separately as reorganization items. For the three and nine months ended May 31, 2002, the following have been recorded (in thousands):

                                                                              Three and Nine
                                                                               Months Ended
                                                                               May 31, 2002
                                                                            ------------------
Loss on deferred financing costs related to liabilities subject to           $         17,818
     compromise (non-cash)
Professional and other fees directly related to Chapter 11 filing                       1,547
Loss on discontinuance of derivative instruments (non-cash) (see Note 7)                2,310
                                                                            ------------------
            Total                                                            $         21,675
                                                                            ==================

Note 7 - Comprehensive Income (Loss)

       The components of comprehensive loss are as follows (in thousands):

                                                           Three Months Ended            Nine Months Ended
                                                                 May 31,                        May 31,
                                                       ---------------------------  -----------------------------
                                                            2002          2001           2002            2001
                                                       -------------  ------------  --------------   ------------
   Net loss                                             $  (73,792)    $ (54,741)    $  (599,274)    $  (47,859)

   Cumulative effect of change in accounting
    principle for derivatives and hedging
    activities, net of tax                                       -             -               -            168

   Derivative instrument fair market value adjustment         (124)           49          (1,503)        (1,023)

   Reclassification of loss on discontinuance of
      derivative instruments to earnings as a
      reorganization item                                    2,310             -           2,310              -

   Reclassification of derivative losses to earnings           377            26             916            107

   Foreign currency translation adjustments                   (416)       (4,622)         (2,112)        (4,783)
                                                       -------------  ------------  --------------   ------------

   Comprehensive (loss) income                          $  (71,645)    $ (59,288)    $  (599,663)    $  (53,390)
                                                       =============  ============  ==============   ============

Note 8 - Inventories

      Inventories consisted of (in thousands):

                                                                 May 31,            August 31,
                                                                  2002                 2001
                                                             ----------------     ----------------
               Raw material                                   $       67,957       $       77,509
               Work-in-progress                                       26,322               31,945
               Finished goods                                         21,394               39,591
                                                             ----------------     ----------------
               Total inventories, gross                              115,673              149,045
               Less: inventory reserves                              (17,811)             (14,026)
                                                             ----------------     ----------------
                            Total inventories, net            $       97,862      $       135,019
                                                             ================     ================

      Due to continued weakness in the computing, telecommunication, and semi-conductor markets served by APW Ltd., the Company recorded a charge of $4.6 million in the fiscal 2002 third quarter to increase inventory reserves.

Note 9 - Divestitures

      On February 13, 2002, APW Ltd. completed the sale of its Zero Cases division. Total consideration from the transaction was a net $19.2 million, which resulted in a net book gain of $8.2 million.

Note 10 - Accounts Receivable Facility

      On May 17, 2002, the Company's Accounts Receivable Facility terminated. On that date, $34.5 million of accounts receivable previously sold under the Accounts Receivable Facility were repurchased by the Company using proceeds from the debtor-in-possession financing facility (see Note 12 below). At August 31, 2001, accounts receivable were reduced by $58.0 million, representing receivable interests sold under the Accounts Receivable Facility.

Note 11 - Contingencies and Litigation

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

      In December 2001, a subsidiary of the Company received notification from the lessor of two of its aircraft that the lease contracts ("contracts") for the two aircraft would be terminated effective March 4, 2002. In conjunction with the termination, the terms of the contracts would require the Company to pay the lessor approximately $12.3 million for the two aircraft and, in exchange, the lessor would convey all of its rights, title and interest in the two aircraft to the Company. The Company is actively working with the lessor to identify a third party which would purchase and/or lease the two aircraft, thereby eliminating the Company's $12.3 million payment obligation. The lessor has informed the Company that it is willing to continue to work with the Company to find third party alternatives to eliminate the cost of terminating this contract, provided the Company continues to make scheduled lease payments. As such, the Company recorded a charge of $2.0 million during the second quarter related to its decision to discontinue use of the related aircraft. This charge reflects management's current estimates relating to the cost of the ultimate disposition of the two aircraft.

      The Company, as well as one current and one former executive, have been sued in three actions which are pending in the United States District Court for the Eastern District of Wisconsin in connection with alleged violations of Federal securities laws which preceded a drop in the price of its common stock ending on March 20, 2001. The first of these suits which is captioned Stewart Norman Hicks v. APW Ltd., et al., was filed on December 10, 2001. The subsequently filed suits are captioned Robert Betz v. APW Ltd, et al., and Market Street Securities v. APW Ltd., et al. The complaints for all three suits allege violations of the Federal securities laws and seek certification of a plaintiff class consisting of all purchasers of the Company's common stock between September 26, 2000 and March 20, 2001, inclusive. The complaint does not quantify the damages. The Company has not yet been served with the complaints but understands that the respective plaintiffs intend to seek consolidation of the suits. At this time, the Company is evaluating the merits of these claims.

      As a result of the Company's Chapter 11 filing, the above shareholder lawsuits against APW Ltd., the Bermuda holding company, have been stayed automatically by the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action in the United States to recover on pre-petition claims against APW Ltd.

Note 12 - Debtor-In-Possession Facility

      On May 16, 2002, the Bankruptcy Court approved and, the Company entered into a $110 million debtor-in-possession financing ("DIP financing facility") agreement with certain members of its lender group. The DIP financing facility is comprised of the following three tranches: (i) tranche A ($70 million) is collateralized by US receivables and inventory at an interest rate of LIBOR plus 3.50%; (ii) tranche B ($20 million) is collateralized by UK and Ireland property, plant and equipment, receivables and inventory at an interest rate of LIBOR plus 4.25%; and (iii) tranche C ($20 million) is collateralized by all other Company assets at an interest rate of LIBOR plus 5.00%. The DIP financing facility has a stated termination date of 180 days from May 16, 2002. Under the terms of the DIP financing facility, upon emergence from bankruptcy, the termination date for tranches A and B will be automatically extended to November 15, 2003, and the termination date for tranche C will be automatically extended to May 15, 2004, if the Company is unable to obtain and close refinancing in an amount that is sufficient to refinance and pay in full all of the obligations. Initial proceeds from the DIP financing facility were used to repurchase accounts receivable that had been sold under a previous facility. The DIP financing facility will convert into an exit facility upon APW Ltd.'s emergence from Chapter 11. At May 31, 2002, all outstanding borrowings under the DIP financing facility were from tranche A. The LIBOR rate at May 31, 2002 was 1.84%.

      The DIP financing facility also grants warrants to the lenders for 20% of the common stock outstanding of the newly reorganized Company upon its emergence from Chapter 11 bankruptcy. The exercise price of the warrants is $0.02 per share. The warrants were valued at $25.5 million and are recorded as a liability at May 31, 2002, which will be adjusted for changes in fair value over the period the warrants are outstanding. The same amount was recorded as a deferred financing cost asset, which is being amortized over the term of the DIP financing facility of 180 days.

Note 13 - Liabilities Subject to Compromise

      Liabilities subject to compromise consisted of the following:

                                                                     May 31,
                                                                      2002
                                                                --------------
          Unsecured debt                                        $      664,935
          Accrued interest                                              22,440
          Interest rate swap liabilities                                 2,310
                                                                --------------
                  Total liabilities subject to compromise       $      689,685
                                                                ==============

Note 14 - Income Taxes

     At August 31, 2001 and November 30, 2001 the Company's net deferred tax assets were $27.9 million and $39.2 million, respectively, which are primarily comprised of net operating losses incurred during fiscal year 2001 and the first quarter of fiscal year 2002. Due to the size of APW Ltd.'s net operating loss carry-forwards in relation to the Company's recent history of unprofitable operations and to the continuing uncertainties surrounding recoverability of these losses and other net deferred tax assets, a valuation allowance of $178.4 million has been established to reduce the Company's net deferred tax assets to $0.4 million as of May 31, 2002. APW Ltd. currently provides for income taxes only to the extent that the Company expects to pay taxes for current income, as well as for deferred taxes for those tax jurisdictions in which the Company continues to be profitable.

Note 15 - Condensed Combined Financial Statements

     The following condensed combined financial statements are presented in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code":

            Condensed Combined Consolidating Statement of Operations
                                  (In millions)

                                                                     Nine Months Ended May 31, 2002 (Unaudited)
                                                        ---------------------------------------------------------------
                                                          Entities in    Entities not in
                                                        Reorganization   Reorganization                     Combined
                                                          Proceedings     Proceedings     Eliminations    Consolidated
                                                        ---------------  --------------- --------------  --------------
Net sales                                               $            -    $      642.6   $          -    $       642.6
Cost of products sold                                                -           592.5              -            592.5
                                                        ---------------  --------------- --------------  --------------

       Gross profit                                                  -            50.1              -             50.1

Engineering, selling and administrative expenses                   7.7           127.8              -            135.5
Amortization and impairment of intangible assets                     -           407.5              -            407.5
Restructuring charges                                                -            22.2              -             22.2
(Gain) loss on sale of subsidiary                                    -            (8.2)             -             (8.2)
                                                        ---------------  --------------- -------------   --------------

       Operating earnings (loss)                                  (7.7)         (499.2)             -           (506.9)

Reorganization items                                              21.7               -              -             21.7
Financing costs                                                   43.0             1.9              -             44.9
Other expense (income), net                                          -            (2.3)             -             (2.3)
                                                        ---------------  --------------- -------------   --------------

Earnings (loss) before income tax expense (benefit)              (72.4)          498.8              -           (571.2)

Income tax expense (benefit)                                         -            28.1              -             28.1
                                                        ---------------  --------------- -------------   --------------

Net earnings (loss)                                     $        (72.4)   $     (526.9)  $          -    $      (599.3)
                                                        ===============  =============== =============   ==============

                 Condensed Combined Consolidating Balance Sheet
                                  (In millions)

                                                                        As of May 31, 2002 (Unaudited)
                                                        ---------------------------------------------------------------
                                                          Entities in    Entities not in
                                                        Reorganization   Reorganization                     Combined
                                                          Proceedings     Proceedings     Eliminations    Consolidated
                                                        ---------------  --------------- --------------  --------------
                        ASSETS
                        ------
Current assets

    Cash and cash equivalents                           $          0.1   $        24.1   $           -   $        24.2
    Accounts receivable, net                                      45.4            87.1               -           132.5
    Intercompany accounts receivable                             240.2               -          (240.2)              -
    Inventories                                                      -            97.9               -            97.9
    Prepaid expenses                                               4.2            12.5               -            16.7
    Deferred income taxes                                            -              .5               -              .5
                                                        ---------------  --------------  --------------  --------------
       Total current assets                                      289.9           222.1          (240.2)          271.8

Net property, plant and equipment                                    -           204.8               -           204.8
Goodwill, net                                                        -           299.2               -           299.2
Other intangible assets, net                                         -             3.6               -             3.6
Investments in subsidiaries                                      749.2           868.9        (1,618.1)              -
Intercompany loans receivable                                    384.2               -          (384.2)              -
Other assets                                                      26.8            25.6               -            52.4
                                                        ---------------  --------------  --------------  --------------
       Total assets                                     $      1,450.1   $     1,624.2   $    (2,242.5)  $       831.8
                                                        ===============  ==============  ==============  ==============

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------
Current liabilities
    Trade accounts payable                              $          1.3   $        80.5   $           -   $        81.8
    Debtor-in-possession financing                                60.0               -               -            60.0
    Intercompany accounts payable                                  8.8           231.4          (240.2)              -
    Accrued compensation and benefits                                -            25.9               -            25.9
    Income taxes payable                                          10.0            31.1               -            41.1
    Other current liabilities                                      2.0            44.8               -            46.8
                                                        ---------------  --------------  --------------  --------------
       Total current liabilities                                  82.1           413.7          (240.2)          255.6

Long-term debt                                                       -             1.3               -             1.3
Intercompany loans payable                                        23.6           360.6          (384.2)              -
Other long-term liabilities                                          -            34.0               -            34.0

Liabilities subject to compromise                                689.7               -               -           689.7

Debtor-in-possession warrants                                     25.5               -               -            25.5

Shareholders'equity (deficit)
    Common stock                                                   1.8            23.5           (24.9)            0.4
    Share premium                                                679.4         1,592.1        (1,592.1)          679.4
    Accumulated deficit                                          (51.0)         (775.1)           (1.1)         (827.2)
    Accumulated other comprehensive loss                          (1.0)          (25.9)              -           (26.9)
                                                        ---------------  --------------  --------------- --------------
       Total shareholders' equity (deficit)                      629.2           814.6        (1,618.1)         (174.3)

       Total liabilities and shareholders' equity
       (deficit)                                        $      1,450.1   $     1,624.2  $     (2,242.5)  $       831.8
                                                        ===============  ==============  =============== ==============

             Condensed Combined Consolidating Statement of Cash Flow
                                  (In millions)



                                                                    Nine months ended May 31, 2002 (Unaudited)
                                                        ------------------------------------------------------------------
                                                          Entities in     Entities not in
                                                        Reorganization    Reorganization                     Combined
                                                          Proceedings      Proceedings     Eliminations     Consolidated
                                                        ---------------  ---------------- ---------------  ---------------
Net cash used in operating activities                   $         (66.0) $          33.2  $             -  $         (32.8)

Investing Activities:
    Proceeds on sale of property, plant and equipment                 -              8.5                -              8.5
    Additions to property, plant and equipment                        -            (16.1)               -            (16.1)
    Net proceeds on sale of subsidiary, net of cash                   -
    acquired                                                                        19.2                -             19.2
    Other investing activities                                     (0.5)               -                -             (0.5)
                                                        ---------------  ---------------  ---------------  ---------------
       Net cash provided by investing activities                   (0.5)            11.6                -             11.1

Financing Activities:
    Net short term repayments                                         -             (5.6)               -             (5.6)
    Principal repayments on pre-petition debt                    (183.3)               -                -           (183.3)
    Principal borrowings on pre-petition debt                     230.0                -                -            230.0
    Borrowings on DIP facility                                     60.0                -                -             60.0
    DIP facility financing costs                                   (3.7)               -                -             (3.7)
    Net receivables financed (repayments)                         (34.3)           (23.7)               -            (58.0)
    Debt financing costs                                           (2.1)               -                -             (2.1)
                                                        ---------------  ---------------  ---------------  ---------------
       Net cash provided by financing activities                   66.6            (29.3)                             37.3

Effect of exchange rate changes on cash                               -              0.1                -              0.1
                                                        ---------------  ---------------  ---------------  ---------------

Net increase in cash and cash equivalents                           0.1             15.6                -             15.7

Cash and cash equivalents - beginning of period                       -              8.5                -              8.5
                                                        ---------------  ---------------  ---------------  ---------------

Cash and cash equivalents - end of period               $           0.1  $          24.1  $             -  $          24.2
                                                        ===============  ===============  ===============  ===============

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

Reorganization Under Chapter 11

      On May 16, 2002, APW Ltd., (in provisional liquidation) (herinafter referred to as "APW Ltd.", "APW" or "the Company"), a Bermuda company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court") (Case No. 02-12335). The proceeding involved only APW Ltd., the Bermuda company, and Vero Electronics, Inc., a non-operating entity and subsidiary of APW Ltd. (Case No. 02-12334). All other subsidiaries of the Company were excluded from the proceeding and continue to conduct business with customers and suppliers in the ordinary course. The Company will continue to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The bankruptcy proceedings are being jointly administered under Case No. 02-12334 (PCB).

      On May 30, 2002, a proceeding (the "Bermuda Proceeding") was commenced pursuant to the Companies Act 1981 with respect to APW Ltd. in the Bermuda Supreme Court in connection with a winding-up petition. One of the purposes of the filing was the imposition of a statutory stay preventing third parties from continuing or taking actions against APW in Bermuda. On May 30, 2002, the Bermuda court appointed Malcolm L. Butterfield of KPMG Bermuda and Philip W. Wallace of KPMG, London, England as joint provisional liquidators of APW Ltd. (or, as referred to herein, the JPLs) with limited supervisory powers. The appointment of the JPL's and statutory stay enabled the JPL's to perform supervisory and oversight of the management of APW while reviewing the Plan of reorganization with a view to its treatment of creditors. On July 22, 2002, the JPLs were granted various powers, including the power to authorize the sale of any business, operation, subsidiary, division or other significant asset of APW Ltd.

      We decided to pursue reorganization under Chapter 11 of the Bankruptcy Code based upon the certainty of the elimination of pre-petition indebtedness and as a consequence the ability of the Company to emerge from bankruptcy significantly deleveraged. As a debtor-in-possession, APW Ltd. is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing.

Confirmation of Plan of Reorganization

     On July 24, 2002 the Bankruptcy Court entered an order confirming APW Ltd.'s and Vero's Amended and Restated Plan of Reorganization dated June 19, 2002 (as modified, amended or supplemented, the "Plan"). APW Ltd. emerged on July 31, 2002. A copy of the Plan is attached hereto as Exhibit 2.1(b).

      Pursuant to the terms of the Plan, subject to the approval of the joint provisional liquidators (the "JPLs") appointed in the Bermuda Proceeding and, if required, the approval of the Bermuda Supreme Court, all of the assets and liabilities which were to be retained by APW Ltd. under the original Plan will be transferred to AWP Ltd. ("AWP"), a newly formed Bermuda company, including the right to use the name "APW Ltd.," which will be become the successor-in-interest to APW Ltd. After the consummation of the Plan, APW Ltd. will change its name to BQX Ltd. and AWP Ltd. will change its name to APW Ltd. The above name changes became effective on July 31, 2002.

      In addition, as of July 31, 2002 the effective date of the Plan, AWP (the successor in interest to APW Ltd.) will issue under the Plan the following:

      . New Secured Notes in the aggregate principal amount of $100 million issued to its senior secured lenders,

      . 1,000,000 common shares of AWP (the successor in interest to APW Ltd.) (the "APW Common Shares") issued to its senior secured lenders which represents 100% of the outstanding common shares of AWP after the consummation of the Plan,

      . Warrants to purchase up to 60,606 APW Common Shares at an exercise price of $448.95 per share issued to the current equity holders of APW Ltd., and

      . Warrants to purchase up to 303,030 APW Common Shares at an exercise price of $0.02 per share issued to lenders under the Credit Facility (defined below).

      As of July 31, 2002, there were approximately 40.8 million common shares of APW Ltd. outstanding. Under the Plan, holders of APW Ltd. common shares will receive (a) warrants representing the right to purchase 60,606 APW Common Shares as stated above and (b) retain existing common shares in APW Ltd. (which as a practical matter will be liquidated and no distribution is expected to shareholders). Subsequent to the effective date of the Plan, APW Ltd. will be dissolved, liquidated or wound-up by joint provisional liquidators in connection with a proceeding in Bermuda or otherwise pursuant to applicable Bermuda law, and no assets are expected to be distributed to current shareholders.

      After the consummation of the Plan, AWP Ltd. (as successor to APW Ltd.)
is expected to have approximately 1.8 million authorized common shares, par value $0.02 per share, of which 1,000,000 common shares will be outstanding. All such 1,000,000 shares will be issued as of the consummation of the Plan.

The board of directors of the AWP Ltd. (as successor to APW Ltd.) after consummation of the Plan are to consist of: Richard G. Sim, W. Peter Douglas, Christopher S. Brothers, Stephen A. Kaplan, Michael P. Harmon, J. Richard Budd and Toni J. Smith.

      In addition, the Plan provides for a new management incentive plan for issuance of options to purchase to key employees or the opportunity for such key employees to purchase 10% of the APW Common Shares on a fully diluted basis (or 151,515 shares)

      As of May 31, 2002, APW Ltd., the Bermuda company, and Vero Electronics, Inc., a non-operating entity and subsidiary of APW Ltd., had assets and liabilities of $1.5 billion and $0.8 billion, respectively.

The Credit Facility

      Concurrent with the Chapter 11 filing, the Company entered into a new $110 million debtor-in-possession credit facility ("Credit Facility") to provide for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The Credit Facility requires that we maintain certain financial covenants and restrict liens, indebtedness, capital expenditures, dividend payments and sale of assets. We are currently in compliance with all Credit Facility financial covenants. Upon emergence from the Chapter 11 proceeding, the Credit Facility will be extended until November 15, 2003 with respect to $90.0 million of the Credit Facility and May 15, 2004 with respect to $20.0 million of the Credit Facility.

Going Concern

      The ability of APW Ltd., the successor company, to continue as a going concern is predicated upon, among other things, compliance with the provisions of the Credit Facility and the term loan agreement related to the $100 million in new secured notes issued under the Plan and the ability to generate cash flows from operations and obtain financing sources sufficient to satisfy our future obligations. In addition, the Plan could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of the Plan.

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

Recoverability of long-lived assets, goodwill and other intangible assets

      We periodically assess the impairment of long-lived assets, goodwill and other identifiable intangible assets under SFAS No. 121 and Accounting Principles Board Opinion No. 17 whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

.. significant underperformance relative to expected historical or forecasted future operating results;
.. significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
.. commitments by management to close certain facilities that are made as part of a company-wide restructuring initiative;
.. significant negative industry or economic trends;
.. significant decline in our stock price for a sustained period; and .. our market capitalization relative to net book value.

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

Restructuring Reserves

      Restructuring charges as presented in our Condensed Consolidated Statement of Operations are comprised of severance and lease exit costs. These charges are recognized in accordance with Emerging Issues Task Force ("EITF") 94-3 and Staff Accounting Bulleting ("SAB") 100. Our accruals for lease exit obligations stemming from closed facilities are based on management's best estimate of the total future cash flows required to exit such facilities. Actual costs could differ materially due to factors such as our ability to secure subleases, the creditworthiness of sub-lessees and our success at negotiating early termination agreements with our lessors. These factors are significantly dependent on the general health of the economy and the resultant demand for commercial property.

Unaudited Results of Operations

                                                 As a Percentage                        As a Percentage
                                                   of Net Sales                           of Net Sales
                            Three Months Ended  Three Months Ended  Nine Months Ended  Nine Months Ended
                                  May 31,            May 31,             May 31,            May 31,
                            --------------------------------------  -------------------------------------
                             2002      2001      2002     2001      2002       2001     2002     2001
                            --------------------------------------  -------------------------------------
                             (in millions)                            (in millions)
Net sales                   $221.9   $300.2     100.0%   100.0%     $ 642.6  $ 977.5   100.0%  100.0%

Gross profit                  12.5     31.8       5.6%    10.6%        50.1    185.9     7.8%   19.0%

Engineering, selling and
 administrative expenses      44.0     67.2      19.8%    22.4%       135.5    180.5    21.1%   18.5%
Amortization of intangibles    3.8      7.6       1.7%     2.5%       407.5     20.0    63.4%    2.0%
Restructuring charges          4.7     12.5       2.1%     4.2%        22.2     12.5     3.5%    1.3%
(Gain) loss on sale of
 subsidiary                      -        -         -        -         (8.2)     2.6    (1.3%)   0.3%

Operating (loss) earnings    (40.0)   (55.5)    (18.0%)  (18.5%)     (506.9)   (29.7)  (78.9%)  (3.0%)

Reorganization items          21.7        -       9.8%       -         21.7        -     3.4%      -
Net financing costs           14.0     15.4       6.3%     5.1%        44.9     29.1     7.0%    3.0%
Other (income) expense, net   (1.9)     1.0      (0.9%)    0.4%        (2.3)     2.0    (0.4%)   0.2%

Earnings (loss) before
 income taxes                (73.8)   (71.9)    (33.3%)  (23.9%)     (571.2)   (60.8)  (88.9%)  (6.2%)

Unaudited Adjusted Results of Operations

      For the purposes of supplemental analysis, unaudited adjusted financial information for the three and nine months ended May 31, 2002 and 2001 ("fiscal 2002 third quarter", "fiscal 2001 third quarter", "fiscal 2002 nine months", and "fiscal 2001 nine months", respectively) is presented below. The adjusted condensed consolidated statements of operations present our operations assuming the restructuring and other charges did not occur during the three and nine months ended May 31, 2002 and 2001.

                                                   As a Percentage                            As a Percentage
                                                    of Net Sales                                of Net Sales
                            Three Months Ended   Three Months Ended   Nine Months Ended     Nine Months Ended
                                  May 31,              May 31,             May 31,               May 31,
                            ---------------------------------------   ---------------------------------------
                            2002(1,4)  2001(3)    2002    2001        2002(2,5)  2001(3,6)    2002     2001
                            ---------------------------------------   ---------------------------------------
                                (in millions)                          (in millions)
Net sales                   $  221.9   $ 300.2   100.0%   100.0%      $ 642.6    $  977.5     100.0%  100.0%

Gross profit                    20.6      51.0     9.3%    17.0%         74.8       205.1      11.6%   21.0%

Engineering, selling and
 administrative expenses        43.9      54.2    19.8%    18.1%        133.0       167.4      20.7%   17.1%
Amortization of intangibles      2.8       7.6     1.3%     2.5%         14.9        20.0       2.3%    2.0%

Operating (loss) earnings      (26.1)    (10.8)  (11.8%)   (3.6%)       (73.1)       17.7     (11.4%)   1.8%

Net financing costs             14.0      14.5     6.3%     4.8%         44.9        28.3       7.0%    2.9%
Other (income) expense, net     (1.8)      1.0    (0.8%)    0.3%         (2.3)        2.1      (0.4%)   0.2%

Earnings (loss) before
 income taxes                  (38.3)    (26.3)  (17.3%)   (8.8%)      (115.7)      (12.7)    (18.0%)  (1.3%)

(1) Adjustments to exclude restructuring and other charges for the fiscal 2002 third quarter are: (i) a $4.7 million restructuring charge for severance and lease exit costs; (ii) a $5.0 million equipment impairment charge related to facility closures (included in cost of products sold in the Condensed Consolidated Statement of Operations); (iii) a $4.3 million charge related to miscellaneous facility closure costs ($3.2 million of which is included in cost of products sold, $0.1 million is included in engineering, selling and administrative expenses and $1.0 million is included in amortization and impairment of intangible assets in the Condensed Consolidated Statement of Operations); and (iv) $21.7 million in reorganization items.

(2) Adjustments to exclude restructuring and other charges for the fiscal 2002 nine months are: (i) a $22.2 million restructuring charge for severance and lease exit costs; (ii) a $20.5 million equipment impairment charge related to facility closures ($18.4 million of which is included in cost of products sold and $2.1 million is included in engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations); (iii) a $7.8 million charge related to miscellaneous facility closure costs ($6.4 million of which is included in cost of products sold, $0.4 million is included in engineering, selling and administrative expenses and $1.0 million is included in amortization and impairment of intangible assets in the Condensed Consolidated Statement of Operations);
     (iv) a $391.6 million impairment charge to reduce the carrying value of goodwill and other intangibles (included as a component of amortization and impairment of intangible assets in the Condensed Consolidated Statement of Operations); and (v) $21.7 million in reorganization items. Results for the fiscal 2002 nine months also exclude an $8.2 million gain on the sale of a subsidiary.

(3) Adjustments to exclude restructuring and other charges for the fiscal 2001 three and nine months are: (i) a $12.5 million restructuring charge for severance, lease exit and dilapidation costs; (ii) a $31.5 million charge for other non-recurring items related to the restructuring, asset write-downs and asset impairments ($19.2 million of which is included in cost of products sold and $12.3 million is included in engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations); and (iii) $1.5 million of fees incurred as a result of amending the Company's credit facilities.

(4) Adjusted results of operations for the three months ended May 31, 2002 include $6.6 million in other charges recorded in operating expenses for professional fees incurred related to the Company's recapitalization plan.

(5) Adjusted results of operations for the nine months ended May 31, 2002 include $16.1 million in other charges recorded in operating expenses that relate to the Company's 401(k) plan (such charges were higher in the current periods than similar charges in prior periods), the cost of the ultimate disposition of the Company's two leased aircraft and additional professional fees incurred related to the Company's recapitalization plan.

(6) Adjusted results of operations for the nine months ended May 31, 2001 exclude a $2.7 million net loss on the sale of a subsidiary.

Three Months Ended May 31, 2002 Compared to Three Months Ended May 31, 2001

Net Sales

     Net sales for the fiscal 2002 third quarter were $221.9 million compared to $300.2 million in the fiscal 2001 third quarter, a decrease of 26.1%. Sequentially from the second quarter and excluding the effect of the divesture completed in the second quarter, net sales increased 13.6% in the fiscal 2002 third quarter. Net sales in the fiscal 2002 third quarter versus the prior year period were negatively impacted by the continued broad based slow down in the technology sector which has resulted in reduced demand for some of our customers products and in turn has negatively impacted the demand those customers have for our products and services.

     Our fiscal 2002 third quarter sales were influenced by the exclusion of a divestiture completed in the second quarter of fiscal 2002. Excluding the effect of this disposition, net sales decreased 23.7% in the fiscal 2002 third quarter when compared to sales in the fiscal 2001 third quarter.

Geographic Sales

                                            Three Months Ended
                                                  May 31,
                                        --------------------------
                                              2002       2001       Change
                                        -----------------------------------
                                               (In millions)

         Americas                          $   113.5   $   180.5   (37.1%)
         Europe and Asia                       108.4       119.7   ( 9.4%)
                                        -----------------------------------
              Total                        $   221.9   $   300.2   (26.1%)
                                        ===================================

     Net sales in the Americas for the fiscal 2002 third quarter were $113.5 million compared to $180.5 million in the fiscal 2001 third quarter, a decrease of 37.1%. Our fiscal 2002 third quarter sales were influenced by the disposition of a subsidiary that was completed in the second quarter of fiscal 2002. Excluding this disposition, net sales decreased 33.6% in the fiscal 2002 third quarter when compared to net sales in the fiscal 2001 third quarter. Net sales in Europe and Asia for the fiscal 2002 third quarter were $108.4 million compared to $119.7 million in the fiscal 2001 third quarter, a decrease of 9.4%.

Gross Profit

     Gross profit for the fiscal 2002 third quarter was $12.5 million compared to $31.8 million in the fiscal 2001 third quarter, a decrease of 60.7% As a percentage of net sales, the fiscal 2002 third quarter gross profit was 5.6% compared to 10.6 % in the fiscal 2001 third quarter. The decrease in gross profit as a percentage of net sales is primarily a result of a combination of factors: (i) under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes; (ii) a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins; and (iii) a charge of $4.6 million in the fiscal 2002 third quarter to increase our inventory reserves due to continued weakness in the computing, telecommunication and semi-conductor markets.

     On an adjusted basis, gross profit for the fiscal 2002 third quarter was $20.6 million compared to $51.0 million in the fiscal 2001 third quarter, a decrease of 59.6%. As a percentage of net sales, the fiscal 2002 third quarter adjusted gross profit was 9.3% compared to 17.0% in the fiscal 2001 third quarter. The decrease in adjusted gross profit as a percentage of net sales is primarily a result of the under-absorption of costs resulting from reduced sales volumes and a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins.

Operating Expenses

     Operating expenses in the fiscal 2002 third quarter were $44.0 million compared to $67.2 million in the fiscal 2001 third quarter. As a percentage of net sales, operating expenses were 19.8% for the fiscal 2002 third quarter, compared to 22.4% for the fiscal 2001 third quarter. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. Operating expenses have been reduced by $23.2 million from the fiscal 2001 third quarter. The reduction in operating expenses is primarily due to the restructuring and cost reduction efforts we have made. In addition, fewer charges associated with the restructuring have been recorded in the fiscal 2002 third quarter as compared to the fiscal 2001 third quarter.

     On an adjusted basis, operating expenses for the fiscal 2002 third quarter were $43.9 million compared to $54.2 million in the fiscal 2001 third quarter, a decrease of 19.0%. As a percentage of net sales, fiscal 2002 third quarter operating expenses were 19.8% compared to 18.1% in the fiscal 2001 third quarter. The increase in adjusted operating expenses as a percentage of net sales is primarily a result of having substantially the same amount of adjusted fixed costs on significantly reduced sales volume. The effect of this negative operating leverage has been mitigated by the restructuring actions we have taken over the last year. Our adjusted operating expenses in the fiscal 2002 third quarter also include $6.6 million in additional professional fees incurred in the quarter, prior to the bankruptcy filing, in conjunction with the Company's recapitalization plan. Excluding these items, our operating expenses for the fiscal 2002 third quarter were $37.3 million, or 16.8% of sales.

Amortization of Intangible Assets

     In the fiscal 2002 third quarter, we performed an impairment assessment of our long-lived assets due to continuing deterioration of our operating results as compared with previously developed forecasts. As a result of the assessment, no additional impairment charge to reduce the carrying value of goodwill and other intangible assets was recorded in the third quarter. Total amortization expense in the fiscal 2002 third quarter was $3.8 million compared to $7.6 million in the fiscal 2001 third quarter.

Restructuring and Other Charges

     Beginning in fiscal 2001 and continuing through the fiscal 2002 third quarter, management has developed formal plans to exit certain facilities and involuntarily terminate employees. Management's plans to exit certain facilities included the identification of manufacturing and sales facilities for closure and the transfer of the related operations to other facilities. Management currently anticipates that the facility closures and all related activities will be substantially complete within one year of the commitment dates of the respective exit plans.

     A restructuring charge totaling $4.7 million was recorded during the fiscal 2002 third quarter. The restructuring charge primarily relates to the rationalization of two facilities and the involuntary termination of both salaried and hourly employees. Severance costs associated with the involuntary termination of employees totaled $1.8 million. Lease exit costs resulting from facility closures totaled $2.9 million. In addition to the restructuring charge totaling $4.7 million, we incurred $9.3 million of other costs related to facility closures (primarily equipment impairment charges). Of the $14.0 million in rationalization charges, $6.5 million are cash costs and $7.5 million are non-cash costs. Of the $6.5 million in cash costs, only $1.7 million are incremental cash costs that would not have been incurred in the next 12 months without undertaking these restructuring actions.

     Since commencing our restructuring plans in the third quarter of fiscal 2001, we have recorded restructuring and restructuring related charges totaling $107.0 million. Our restructuring program was implemented to reduce our aggregate fixed cost structure to mitigate the revenue decline we began to experience as a result of a weak economic environment in the computing, telecommunication, and semi-conductor markets we serve. We have rationalized 20 facilities through consolidating the operations of closed locations into existing larger locations, thus eliminating fixed facility costs and redundant headcount and better leveraging our existing infrastructure. Through May 31, 2002, we have spent approximately $30.2 million on cash restructuring, with only approximately $5.7 million of the total being incremental cash costs that would not have been incurred in the next 12 months without undertaking these restructuring actions. Over the same period, we have reduced aggregate adjusted operating expenses (which include manufacturing overhead expenses included in cost of products sold as well as engineering, selling and administrative expenses) excluding other charges of $6.6 million described in Operating Expenses above, by approximately $42.2 million per quarter, with the reduction split between the benefits of restructuring plans implemented and the reduction in variable operating expenses due to reduced sales volume. Prospectively, management will continue to review existing infrastructure for opportunities to reduce our overall cost structure, and will likely implement additional restructuring plans as deemed necessary.

Operating Loss

     We incurred an operating loss of $40.0 million in the fiscal 2002 third quarter compared to an operating loss of $55.5 million in the fiscal 2001 third quarter. The operating loss was primarily due to: (i) a $4.7 million restructuring charge; (ii) $9.3 million of costs related to facility closures (primarily equipment impairment charges); and (iii) reduced sales volumes, driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during the fiscal 2002 third quarter.

     On an adjusted basis, we incurred an operating loss of $26.1 million in the fiscal 2002 third quarter and an operating loss of $10.8 million in the fiscal 2001 third quarter. The operating loss was primarily due to the reduced sales volumes driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during the fiscal 2002 third quarter. Excluding the $6.6 million in other charges (described in Operating Expenses above) that were recorded in the third quarter of fiscal 2002, the operating loss was $19.5 million.

Financing Costs

     Financing costs in the fiscal 2002 third quarter were $14.0 million compared to $15.4 million in the fiscal 2001 third quarter. Included in the fiscal 2002 and fiscal 2001 third quarter financing costs is $4.5 million and $0.5 million, respectively, of non-cash amortization of capitalized costs and the value of warrants issued as a result of amending our credit facilities during fiscal 2001 and through the first nine months of fiscal 2002. Also included in the fiscal 2001 third quarter financing costs is $0.9 million to write-off deferred financing costs. As a result of the Chapter 11 filing, we have not accrued any interest expense on pre-petition debt since the filing date.

Income Tax Expense

     We did not record additional net tax benefit in the fiscal 2002 third quarter compared to a $17.1 million income tax benefit in the fiscal 2001 third quarter. Included in our fiscal 2002 third quarter tax expense is a charge of $39.9 million to increase our valuation allowance to $178.4 million at May 31, 2002. As a result of this charge, our net deferred tax asset balance was reduced to $0.4 million at May 31, 2002. We will continue to record a valuation allowance to offset any future income tax benefits until it is more likely than not that we will be able to realize such benefits.

Nine Months Ended May 31, 2002 Compared to Nine Months Ended May 31, 2001

Net Sales

     Net sales for the fiscal 2002 nine months were $642.6 million compared to $977.5 million in the fiscal 2001 nine months, a decrease of 34.3%. Net sales in the fiscal 2002 nine months were negatively impacted by the broad based slow down in the technology sector which has resulted in reduced demand for some of our customers products and in turn has negatively impacted the demand those customers have for our products and services. In addition to the broad based slow down in the technology sector, the terrorist attacks that took place on September 11, 2001 have had an adverse impact on our business.

     Our fiscal 2002 nine month sales were influenced by the inclusion of acquisitions completed in the second quarter of fiscal 2001 and the exclusion of a disposition completed in the second quarter of fiscal 2002. Excluding these acquisitions and the disposition, net sales decreased 37.2% in the fiscal 2002 nine months when compared to sales in the fiscal 2001 nine months.

Geographic Sales

                                             Nine Months Ended
                                                  May 31,
                                         -----------------------
                                              2002       2001      Change
                                         ----------------------------------
                                                 (In millions)

         Americas                          $   360.6   $   599.6   (39.9%)
         Europe and Asia                       282.0       377.9   (25.4%)
                                         --------------------------------
              Total                        $   642.6   $   977.5   (34.3%)
                                         ==================================

     Net sales in the Americas for the fiscal 2002 nine months were $360.6 million compared to $599.6 million in the fiscal 2001 nine months, a decrease of 39.9%. Our fiscal 2002 ninth month sales were influenced by the inclusion of acquisitions completed in the second quarter of fiscal 2001 and the exclusion of a disposition completed in the second quarter of fiscal 2002. Excluding these acquisitions and the disposition, net sales decreased 45.1% in the fiscal 2002 nine months when compared to net sales in the fiscal 2001 nine months. Net sales in Europe and Asia for the fiscal 2002 nine months were $282.0 million compared to $377.9 million in the fiscal 2001 nine months, a decrease of 25.4%.

Gross Profit

     Gross profit for the fiscal 2002 nine months was $50.1 million compared to $185.9 million in the fiscal 2001 nine months, a decrease of 73.1%. As a percentage of net sales, the fiscal 2002 nine months gross profit was 7.8% compared to 19.0% in the fiscal 2001 nine months. The decrease in gross profit as a percentage of net sales is primarily a result of a combination of factors:
(i) $24.8 million of costs related to facility closures (primarily equipment write-offs) incurred in the fiscal 2002 nine months versus $19.1 million of similar costs incurred in the fiscal 2001 nine months; (ii) under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes; and (iii) a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins.

     On an adjusted basis, gross profit for the fiscal 2002 nine months was $74.8 million compared to $205.1 million in the fiscal 2001 nine months, a decrease of 63.5%. As a percentage of net sales, the fiscal 2002 nine months gross profit was 11.6% compared to 21.0% in the fiscal 2001 nine months. The decrease in adjusted gross profit as a percentage of net sales is primarily a result of the under-absorption of costs resulting from reduced sales volumes and a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins.

Operating Expenses

     Operating expenses in the fiscal 2002 nine months were $135.5 million compared to $180.5 million in the fiscal 2001 nine months. As a percentage of net sales, operating expenses were 21.1% for the fiscal 2002 nine months, compared to 18.5% for the fiscal 2001 nine months. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. Operating expenses have been reduced by $45.0 million from the fiscal 2001 nine months. The reduction in operating expenses is primarily due to the restructuring and cost reduction efforts we have made. Although operating expenses have been reduced from the fiscal 2001 nine months, operating expenses as a percentage of net sales increased due to the under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes.

     On an adjusted basis, operating expenses for the fiscal 2002 nine months were $133.0 million compared to $167.4 million in the fiscal 2001 nine months, a decrease of 20.5%. As a percentage of net sales, fiscal 2002 six month operating expenses were 20.7% compared to 17.1% in the fiscal 2001 nine months. The increase in adjusted operating expenses as a percentage of net sales is primarily a result of having substantially the same amount of adjusted fixed costs on significantly reduced sales volume. The effect of this negative operating leverage has been mitigated by the restructuring actions we have taken over the last year. Our adjusted operating expenses in the fiscal 2002 nine months include $16.1 million in other charges incurred in the second and third quarter which are primarily related to the Company's 401(k) plan (such charges were higher in the current periods than similar charges in prior periods), the estimated future required lease payments and the ultimate disposition of the Company's two leased aircraft and additional professional fees incurred, prior to the bankruptcy filing, in conjunction with the Company's recapitalization plan. Excluding these items, our operating expenses for the fiscal 2002 nine months were $116.9 million, or 18.2% of sales.

Amortization of Intangible Assets

     During the third quarter of fiscal 2002, we performed an impairment assessment of long-lived assets, which include property, plant and equipment, goodwill and other intangible assets. The assessment was performed primarily due to the reduced financial performance of the Company's operating results during the third quarter of fiscal 2002 as compared with previously developed estimates. As a result of the most recent assessment, we did not record any additional impairment during the third quarter. During the second quarter, we recorded a $391.6 million impairment charge to further reduce the carrying value of goodwill and other intangible assets based on the impairment assessment performed at that time. Total amortization expense, including the impairment charge, in the fiscal 2002 nine months was $407.5 million compared to $20.0 million in the fiscal 2001 nine months. Excluding the impairment charge, amortization for the fiscal 2002 nine months was $14.9 million compared to $20.0 million in the fiscal 2001 nine months.

Restructuring and Other Charges

     Beginning in fiscal 2001 and continuing through the fiscal 2002 third quarter, management has developed formal plans to exit certain facilities and involuntarily terminate employees. Management's plans to exit certain facilities included the identification of duplicate manufacturing and sales facilities for closure and the transfer of the related operations to other facilities. Management currently anticipates that the facility closures and all related activities will be substantially complete within one year of the commitment dates of the respective exit plans.

     A restructuring charge totaling $22.2 million was recorded during the fiscal 2002 nine months. The restructuring charge relates to the rationalization of twelve facilities and the involuntary termination of both salaried and hourly employees. Severance costs associated with the involuntary termination of employees totaled $9.3 million. Lease exit costs resulting from facility closures totaled $12.9 million. In addition to the restructuring charge totaling $22.2 million, we incurred $28.3 million of other costs related to facility closures (primarily equipment impairment charges). Of the $50.5 million in rationalization charges, $26.3 million are cash costs and $24.2 million are non-cash costs. Of the $26.3 million in cash costs, only $4.1 million are incremental cash costs that would not have been incurred in the next 12 months without undertaking these restructuring actions.

     Since commencing our restructuring plans in the third quarter of fiscal 2001, we have recorded restructuring and restructuring related charges totaling $107.0 million. Our restructuring program was implemented to reduce our aggregate fixed cost structure to mitigate the revenue decline we began to experience as a result of a weak economic environment in the computing, telecommunication, and semi-conductor markets we serve. We have rationalized 20 facilities through consolidating the operations of closed locations into existing larger locations, thus eliminating fixed facility costs and redundant headcount and better leveraging our existing infrastructure. Through May 31, 2002 we have spent approximately $30.2 million on cash restructuring, with only approximately $5.7 million of the total being incremental cash costs that would not have been incurred in the next 12 months without undertaking these restructuring actions. Over the same period, we have reduced aggregate adjusted operating expenses (which include manufacturing overhead expenses included in cost of products sold as well as engineering, selling and administrative expenses) excluding other charges of $16.1 million described in Operating Expenses above, by approximately $42.2 million per quarter, with the reduction split between the benefits of restructuring plans implemented and the reduction in variable operating expenses due to reduced sales volume. Prospectively, management will continue to review existing infrastructure for opportunities to reduce our overall cost structure, and will likely implement additional restructuring plans as deemed necessary.

Divestiture

     On February 13, 2002, APW Ltd. completed the sale of its Zero Cases division. Total consideration from the transaction was a net $19.2 million, which resulted in a net book gain of $8.2 million.

Operating Loss

     We incurred an operating loss of $506.9 million in the fiscal 2002 nine months compared to an operating loss of $29.7 million in the fiscal 2001 nine months. The operating loss was primarily due to: (i) a $391.6 million impairment of goodwill and other intangible assets; (ii) a $22.2 million restructuring charge; (iii) $28.3 million of costs related to facility closures (primarily equipment impairment charges); and (iv) reduced sales volumes, driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during the fiscal 2002 nine months.

     On an adjusted basis, we incurred an operating loss of $73.1 million in the fiscal 2002 nine months and operating earnings of $17.7 million in the fiscal 2001 nine months. The operating loss was primarily due to the reduced sales volumes driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during the fiscal 2002 nine months. Excluding the $16.1 million in other charges (described in Operating expenses above) that were recorded during the fiscal 2002 nine months, the operating loss was $57.0 million.

Financing Costs

     Financing costs in the fiscal 2002 nine months were $44.9 million compared to $29.1 million in the fiscal 2001 nine months. Included in the fiscal 2002 nine months financing costs is $9.2 million of non-cash amortization of capitalized fees and warrants issued as a result of amending our credit facilities during fiscal 2001 and through the first nine months of fiscal 2002. The increase in our net financing costs, excluding the $9.2 million of non-cash amortization, is a result of the increase in our outstanding indebtedness to fund acquisitions made in the second quarter of fiscal 2001, capital expenditures, restructuring activities and operations.

Income Tax Expense

     We recorded income tax expense in the fiscal 2002 nine months of $28.1 million compared to $13.0 million income tax benefit in the fiscal 2001 nine months. Included in our fiscal 2002 nine months tax expense is a charge of $168.6 million to increase our valuation allowance to $178.4 million at May 31, 2002. As a result of this charge, our net deferred tax asset balance was reduced to $0.4 million at May 31, 2002. We will continue to record a valuation allowance to offset any future income tax benefits until it is more likely than not that we will be able to realize such benefits.

Liquidity and Capital Resources

Cash Flows

     Cash and cash equivalents totaled $24.2 million at May 31, 2002 and $8.5 million at August 31, 2001.

     Net cash used in operating activities in the fiscal 2002 nine months was $32.8 million compared to $34.7 million used in the fiscal 2001 nine months. The net use of cash in the fiscal 2002 nine months was primarily due to restructuring and related payments totaling $19.2 million. Other net uses of cash included the funding of operating losses and payments to professional advisors offset by a source of cash from primary working capital (receivables, inventory, and payables).

     Net cash provided by investing activities for the fiscal 2002 nine months was $11.1 million compared to net cash used in investing activities of $322.3 million for the fiscal 2001 nine months. The net source of cash for the fiscal 2002 nine months was primarily due to $19.2 million of proceeds on the sale of a subsidiary offset by capital expenditures of $16.1 million.

     Net cash provided by financing activities for the fiscal 2002 nine months was $37.3 million compared to $364.4 million provided in the fiscal 2001 nine months. The net cash provided by financing activities for the fiscal 2002 nine months primarily came from net borrowings on our long-term debt facility of $46.8 million and borrowings on the DIP financing facility of $60.0 million, which was offset by $5.6 million in payments on short-term borrowings, $5.8 million in debt financing costs and a reduction in sold receivables of $58.0 million.

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

Accounts Receivable Facility

     APW North America Inc., a wholly owned subsidiary of APW Ltd., and certain domestic subsidiaries (collectively, "Originators") previously sold trade accounts receivable to Applied Power Credit Corporation ("APCC"), a wholly-owned, limited purpose, consolidated subsidiary of the Company. APCC is a separate corporate entity that would sell participating interests in its pool of accounts receivable to financial institutions ("Purchasers"). The Purchasers, in turn, received an ownership and security interest in the pool of receivables. Participation interests in new receivables generated by the Originators were purchased by APCC and resold to the Purchasers on a revolving basis as collections reduced previously sold participation interests. The accounts receivable sold to Purchasers were reflected as a reduction of receivables in the Condensed Consolidated Balance Sheets. APCC had no risk of credit loss on such receivables as they were sold without recourse. APW North America Inc. retained collection and administrative responsibilities on the participation interests sold as servicer for APCC and the Purchasers. Further, APCC is a bankruptcy remote corporation, and as such, the assets held by APCC were not available to satisfy the claims of APW Ltd.'s creditors until all of the amounts owed to the Purchasers had been paid in full.

     The Accounts Receivable Facility described above represented "off-balance sheet financing." This resulted in assets being removed from our balance sheet, rather than incurring a liability similar to that of traditional financing. The receivables were sold on a revolving basis where new eligible receivables replaced collected receivables on a daily basis. On May 17, 2002, this facility was terminated in conjunction with the Chapter 11 filing. On that date, $34.5 million of accounts receivable previously sold under the Facility were repurchased by the Company and to the extent they were still outstanding at May 31, 2002, are included in the balance sheet at that date. At August 31, 2001, $58.0 million of this facility was utilized and those receivables were excluded from the balance sheet at that date.

Contractual Obligations and Commercial Commitments

     We lease, through various subsidiaries, certain facilities and equipment under various lease agreements generally over periods of one to twenty years. Under most arrangements, we also pay the property taxes, insurance, maintenance and expenses related to the leased properties. None of the leases have been impaired as a result of the Chapter 11 filing. Future obligations on non-cancelable operating leases in effect at May 31, 2002 are: $9.6 million for the remainder of fiscal 2002, $25.5 million in fiscal 2003 and $164.2 million thereafter. These amounts represent amounts that have previously been disclosed in our Form 10-K for the twelve months ended August 31, 2001 as adjusted for the current year's activity, primarily related to the rationalization of facilities as part of the on-going restructuring program. Included in the May 31, 2002 Condensed Consolidated Balance Sheet are $12.1 million of lease exit reserves that would reduce the expense of our future obligations listed above. Total rental expense under operating leases for the fiscal 2002 nine months was approximately $20.1 million.

Capitalization

     Debt at May 31, 2002 totaled $726.3 million, of which $664.9 million is included in Liabilities subject to compromise on the Condensed Consolidated Balance Sheets, an increase of approximately $104.8 million from August 31, 2001. The increase in debt was primarily due to restructuring costs, capital expenditures, the $58.0 million decrease in receivables sold under the accounts receivable facility and the $60.0 million obtained from the DIP financing facility, offset by $19.2 million of proceeds from the sale of a division.

Liquidity

     On May 16, 2002, the Court approved and, the Company entered into a $110 million debtor-in-possession financing ("DIP financing facility") agreement with certain members of its lender group. The DIP financing facility is comprised of the following three tranches: (i) tranche A ($70 million) is collateralized by US receivables and inventory at an interest rate of LIBOR plus 3.50%; (ii) tranche B ($20 million) is collateralized by UK and Ireland property, plant and equipment, receivables and inventory at an interest rate of LIBOR plus 4.25%; and (iii) tranche C ($20 million) is collateralized by all other Company assets at an interest rate of LIBOR plus 5.00%. The DIP financing facility has a stated termination date of 180 days from May 16, 2002. Under the terms of the DIP financing facility, upon emergence from bankruptcy, the termination date for tranches A and B will be automatically extended to November 15, 2003, and the termination date for tranche C will be automatically extended to May 15, 2004, if the Company is unable to obtain and close refinancing in an amount that is sufficient to refinance and pay in full all of the obligations. Initial proceeds from the DIP financing facility were used to repurchase accounts receivable that had been sold under a previous facility. The DIP financing facility converts into an exit facility upon APW Ltd.'s emergence from Chapter 11. At May 31, 2002, all outstanding borrowings under the DIP financing facility were from tranche A. The LIBOR rate at May 31, 2002 was 1.84%.

     At May 31, 2002, we had $50.0 million of borrowings available under the DIP financing facility and $24.2 million in cash.

     In December 2001, a subsidiary of the Company received notification from the lessor of two of its aircraft that the lease contracts ("contracts") for the two aircraft would be terminated effective March 4, 2002. In conjunction with the termination, the terms of the contracts would require the Company to pay the lessor approximately $12.3 million for the two aircraft and, in exchange, the lessor would convey all of its rights, title and interest in the two aircraft to the Company. The Company is actively working with the lessor to identify a third party which would purchase and/or lease the two aircraft, thereby eliminating the Company's $12.3 million payment obligation. The lessor has informed the Company that it is willing to continue to work with the Company to find third party alternatives to eliminate the cost of terminating this contract, provided the Company continues to make scheduled lease payments. As such, the Company has recorded a charge of $2.0 million during the second quarter related to its decision to discontinue use of the related aircraft. This charge reflects management's current estimates of the cost of the ultimate disposition of the two aircraft.

New Accounting Pronouncements

     In June 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for us as of July 31, 2001. SFAS No. 142 will be effective for us for existing goodwill and intangible assets on September 1, 2002 or upon emergence from the Chapter 11 reorganization, expected on or around August 1, 2002, whichever is earlier. We are currently evaluating the impact of SFAS No. 142.

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. We are required to adopt SFAS No. 143 on September 1, 2002 or upon emergence from the Chapter 11 reorganization, expected on or around August 1, 2002, whichever is earlier. We are currently evaluating the impact of SFAS No. 143.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes". SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset. We will be required to adopt SFAS No. 144 on September 1, 2002 or upon emergence from the Chapter 11 reorganization, expected on or around August 1, 2002, whichever is earlier. We are currently evaluating the impact of SFAS No. 144.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. SFAS No. 145 rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company will be required to adopt SFAS No. 145 on September 1, 2002 or upon emergence from the Chapter 11 reorganization, expected on or around August 1, 2002, whichever is earlier. The Company is currently evaluating the impact of SFAS No. 145.

     In June 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company will be required to adopt SFAS No, 146 for exit or disposal activities initiated after December 31, 2002, or for exit or disposal activities initiated after emergence from the Chapter 11 reorganization, expected on or around August 1, 2002, whichever is earlier. The Company is currently evaluating the impact of SFAS No. 146.

Forward-looking Statements and Cautionary Factors

     Certain statements contained in this document, as well as statements in other Company communications, which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions, market conditions in the computer, semiconductor, telecommunication, and electronic industries in North America, South America, Europe and Asia, market acceptance of existing and new products, successful integration of acquisitions, competitive product and pricing pressures, foreign currency risk, interest rate risk, the Company's ability to emerge from the Chapter 11 proceedings, the Company's ability to access capital markets, extension of forbearance of interest obligations and other factors that may be referred to in APW Ltd.'s reports filed with the Securities and Exchange Commission from time to time.

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

      Our identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. We periodically identify naturally occurring offsetting positions and then may purchase hedging instruments to protect against anticipated exposures. The Company had no such foreign currency hedging instruments at May 31, 2002. Based on our overall currency rate exposure, including derivative financial instruments and nonfunctional currency denominated receivables and payables, a near-term 10% appreciation or depreciation of the U.S. dollar would not have a significant effect on our financial position, results of operations and cash flows over the next fiscal year.

      Interest Rate Risk - We periodically enter into interest rate swaps to stabilize financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, we contract with a counter party to exchange the difference between a fixed rate and a floating rate applied to the notional amount of the swap. The effective portion of any gain or loss due to a change in the fair value is initially recorded as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The fair value of our interest rate swap agreements was a liability of $2.3 million and $2.4 million at May 31, 2002 and August 31, 2001, respectively. At May 31, 2002, the interest rate swap liability is included in liabilities subject to compromise on the Condensed Consolidated Balance Sheets. As a result of the Chapter 11 proceedings, the Company currently has no active interest rate swaps.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      The Company, as well as one current and one former executive, have been sued in three actions which are pending in the United States District Court for the Eastern District of Wisconsin in connection with alleged violations of Federal securities laws which preceded a drop in the price of its common stock ending on March 20, 2001. The first of these suits which is captioned Stewart Norman Hicks v. APW Ltd., et al., was filed on December 10, 2001. The subsequently filed suits are captioned Robert Betz v. APW Ltd, et al., and Market Street Securities v. APW Ltd., et al. The complaints for all three suits allege violations of the Federal securities laws and seek certification of a plaintiff class consisting of all purchasers of the Company's common stock between September 26, 2000 and March 20, 2001, inclusive. The complaint does not quantify the damages. The Company is evaluating the merits of these claims.

      As a result of the Company's Chapter 11 filing, the above class action lawsuits against APW Ltd., the Bermuda holding company, are stayed automatically by the Bankruptcy Code and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against APW Ltd., the Bermuda holding company.

      On May 16, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Cody ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"). The proceeding involves only APW Ltd., the Bermuda company, and Vero Electronics, Inc., a non-operating entity and subsidiary of APW Ltd. All other subsidiaries of the Company are excluded from the proceeding and continue to conduct business with customers and suppliers in the ordinary course. The Company has continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The bankruptcy proceedings are being jointly administered under Case No. 02-12334 (PCB).

      On May 30, 2002, a proceeding (the "Bermuda Proceeding") was commenced pursuant to the Companies Act 1981 with respect to APW Ltd. and a subsidiary company creditor, Hoermann Electronics Ltd., in the Bermuda Supreme Court in connection with a winding-up petition. The filing is intended to result in the imposition of a statutory stay preventing third parties from continuing or taking actions against APW in Bermuda. This stay against third parties will allow the implementation of the Plan without interruption. On May 30, 2002, the Bermuda court appointed Malcolm L. Butterfield of KPMG Bermuda and Philip W. Wallace of KPMG, London, England as joint provisional liquidators of APW (or, as referred to herein, the JPLs) with limited supervisory powers. On July 22, 2002, the JPLs were granted various powers, including the power to: (1) oversee the continuation of APW's business under the supervision of the Bermuda court; (2) retain professionals to assist in the restructuring of the Company; (3) obtain post-petition financing; and (4) authorize the sale of any business, operation, subsidiary, division or other significant asset of APW Ltd.

See Note 1 to the Company's Condensed Consolidated Financial Statements contained in Item 1 or Part I of this report, which information is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds.

       On May 1, 2002, APW Ltd. amended its Shareholder Rights Agreement dated July 17, 2000, between the Company and Firstar Bank, N.A. (n/k/a U.S. Bank, N.A.), as Rights Agent (the "First Amendment") to permit the contemplated plan of reorganization without triggering the rights. The First Amendment provides that certain lenders under the Company's Multi-Currency Credit Facility will not be deemed acquiring persons under the Rights Agreement when they are issued common stock in an Agreement being negotiated between the Company and the lenders. The First Amendment further provides that the transactions contemplated by the Company and the lenders in the Agreement will not constitute a Triggering Event or a Separation Date (as those terms are defined in the Rights Agreement).

Item 3.  Defaults Upon Senior Securities.

      As a result of the commencement of the bankruptcy proceedings, we were in default under the agreements governing our senior debt, including the Multicurrency Credit Agreement and the UK Revolving Credit Agreement. However, claims for amounts due under those agreements are stayed during the bankruptcy proceedings.

      The total amounts outstanding on the credit facilities as of the initiation of the Chapter 11 filing, including accrued interest was $687.3 million.

Item 4.  Submission of Matters to a Vote of Security Holders.

       On May 3, 2002 ballots respecting the Plan under Chapter 11 of the Bankruptcy Code were circulated to the Company's security holders entitled to vote on the Plan. The majority of holders of the Class 3 and Class 4 claims voted in favor of the restructuring set forth in the Plan, which was then confirmed by the bankruptcy court on July 22, 2002. No vote was taken of the holders of common shares as they were deemed to object. Holders of debt securities and other liability claimants approved the plan.

Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibits

       See the Exhibit Index following the Signature page of this report, which is incorporated herein by reference.

(b)    Reports on Form 8-K

       On April 3, 2002, the Company filed a Current Report on Form 8-K dated April 2, 2002, reporting under Item 5 that the Company was seeking to have the quotation of its Common Stock transferred to the OTC Bulletin Board under the ticker symbol APWLF.

       On May 10, 2002, the Company filed a Current Report on Form 8-K dated May 1, 2002, reporting under Item 5 the Company's amendment to its Shareholder Rights Agreement dated July 17, 2000, the Board's approval of the proposed plan of reorganization described in the Disclosure Statement (filed therein) and the resignation of Gerald McGoey as a director of the Company.

       On May 17, 2002, the Company filed a Current Report on Form 8-K dated May 16, 2002, reporting under Item 3 that APW Ltd., a Bermuda company, and Vero Electronics, Inc., a non-operating entity and subsidiary of the Company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

       On May 28, 2002, the Company filed a Current Report on Form 8-K dated May 16, 2002, reporting under Item 5 that the Company entered into a Debtor in Possession financing agreement and the resignation of Joseph T. Lower, Vice President - Business Development.

       On June 5, 2002, the Company filed Amendment No. 1 to Current Report on Form 8-K dated May 1, 2002, reporting under Item 9 updated and amended matters related to the Company's Disclosure Statement.

       On July 9, 2002 the Company filed a Current Report on Form 8-K dated June 19, 2002 reporting under Item 5 that the Company filed an Amended and Restated Joint Plan of Reorganization of Vero Electronics and the Company and a Supplement to the Disclosure Statement.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 APW Ltd. (in provisional liquidation)
                                 (Registrant)

Date:  August 13, 2002           By: /s/Richard D. Carroll
                                    ----------------------
                                 Richard D. Carroll
                                 Vice President and Chief Financial Officer

                                 (Principal Financial Officer and duly
                                 authorized to sign on behalf of the registrant)

                      APW Ltd. (in provisional liquidation)
                              Debtor-in-Possession
                               (the "Registrant")
                          (Commission File No. 1-15851)

                                  EXHIBIT INDEX
                                       to
                           FORM 10-Q QUARTERLY REPORT
                        For the period ended May 31, 2002

Exhibit                                               Incorporated Herein                    Filed
Number                 Description                    by Reference to                        Herewith
-----------------------------------------------------------------------------------------------------------
   2.1(a)      Disclosure Schedule and Plan of        Exhibit 99.2 to the Registrant's
                       Reorganization                    Form 8-K dated May 1, 2002
--------------------------------------------------------------------------------------------------------
   2.1(b)     Amended and Restated Joint Plan of      Exhibit 2.1 to the Registrant's
              Reorganization of Vero Electronics,        Form 8-K dated June 19, 2002
                       Inc. and APW Ltd.
--------------------------------------------------------------------------------------------------------
   2.1(c)         Order of the Supreme Court of                                                 X
              Bermuda, inter alia, appointing Joint
              Provisional Liquidators dated May 30,
                              2002
--------------------------------------------------------------------------------------------------------
   2.2(d)        Order of the Supreme Court of                                                  X
              Bermuda, extending the powers of the
              Joint Provisional Liquidators dated
                         July 22, 2002
--------------------------------------------------------------------------------------------------------
   2.1(e)            U.S. Bankruptcy Court            Exhibit 99.2 to the Registrant's
                  Order, entered July 24, 2002          Form 8-K dated July 23, 2002
--------------------------------------------------------------------------------------------------------
   2.1(f)       Bermuda Supreme Court                 Exhibit 99.3 to the Registrant's
              Order entered July 30,2002                Form 8-K dated July 23, 2002
--------------------------------------------------------------------------------------------------------
   4.1          Sixth Amendment to Amended and        Exhibit 99 to the Registrant's
                 Restated Multicurrency Credit           Form 10-Q dated 2/28/02
                           Agreement
--------------------------------------------------------------------------------------------------------
   4.2         Amendment No. 1 to the Shareholder     Exhibit 99.1 to the Registrant's
              Rights Agreement dated July 17, 2000       Form 8-K dated May 1, 2002
--------------------------------------------------------------------------------------------------------
  99.1         Certificaton Pursuant to 18 U.S.C.                                               X
              Section 1350, As Adopted Pursuant To
              Section 906 of The Sarbanes-Oxley Act
                            of 2002.
--------------------------------------------------------------------------------------------------------
  99.2          Certificaton Pursuant to 18 U.S.C.                                              X
               Section 1350, As Adopted Pursuant To
               Section 906 of The Sarbanes-Oxley Act
                             of 2002.
-----------------------------------------------------------------------------------------------------------