Form 10-K/A
period 2001-08-31
APW LTD
filed 2002-11-07
CIK 1111938

================================================================================

The following items were subject of a Form 12b-25 and are included herein:
Items 6., 7., 8. and 14. All other items are being refiled but not amended.

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 2)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 31, 2001

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-15851

                                   APW Ltd.
            (Exact name of Registrant as specified in its charter)


                      Bermuda                  04-2576375
                  (State or other           (I.R.S. Employer
                  jurisdiction of          Identification No.)
                 incorporation or
                   organization)

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes_[X]    No ___

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

================================================================================

                                   APW Ltd.

   This amendment on Form 10-K/A amends Items 6, 7, 8 and 14 of the Annual Report of APW Ltd. (the "Company") on Form 10-K previously filed for the year ended August 31, 2001. This Annual Report on Form 10-K/A is filed in connection with the Company's restatement of its financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 and for the quarters ended August 31, 2001, May 31, 2001, February 28, 2001, November 30, 2000, August 31, 2000, May 31, 2000, May 31, 2000, February 29, 2000 and
November 30, 1999. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements as described in Notes 1 and 18 to the consolidated financial statements. All other information contained in this Annual Report on Form 10-K/A is as of the date referenced for such information in the original filing or, if no date is referenced for information in the original filing, as of the date of such filing.

                                     INDEX

                                                                                         Page
                                                                                         ----
                                           PART I

Item 1.       Business..................................................................   3
Item 2.       Properties................................................................   9
Item 3.       Legal Proceedings.........................................................  10
Item 4.       Submission of Matters to a Vote of Security Holders.......................  10
Supplementary
  Item        Executive Officers of the Registrant......................................  10

                                           PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholders Matters....  12
Item 6.       Selected Financial Data...................................................  13
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                Operations..............................................................  14
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk................  29
Item 8.       Financial Statements and Supplementary Data...............................  30
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure..............................................................  31

                                          PART III

Item 10.      Directors and Executive Officers of the Registrant........................  32
Item 11.      Executive Compensation....................................................  32
Item 12.      Security Ownership of Certain Beneficial Owners and Management............  32
Item 13.      Certain Relationships and Related Transactions............................  32

                                           PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........  32

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

(1) Subsequent to August 31, 2001, APW Ltd. management has approved and announced a formal plan to close or downsize this facility. Management currently anticipates that facility closure and all related activities will be substantially complete within one year of the announcement date.
(2) More than one facility at this location.

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

(1) Because our shares were not publicly traded until July 24, 2000, we have presented share information only for periods indicated. On July 31, 2000, our distribution price was $37.00.

Item 6. Selected Financial Data

   The following selected financial data have been derived from the Consolidated Financial Statements and financial information of APW Ltd. and its subsidiaries. The data should be read in conjunction with the Consolidated Financial Statements of APW Ltd. and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in Item 7. of this Form 10-K/A. The consolidated statement of operations data for the years ended August 31, 2001, 2000, 1999, 1998 and 1997 and the balance sheet data as of August 31, 2001, 2000, 1999 and 1998 have been derived from audited consolidated financial statements of APW Ltd. The years ended August 31, 2001, 2000 and 1999 have been restated. The consolidated balance sheet data as of August 31, 1997 has been derived from unaudited consolidated financial information of APW Ltd. not included in this Form 10-K/A:

                                                                 Year Ended August 31,
                                                     ---------------------------------------------
                                                              As Restated
                                                     ----------------------------
                                                      2001(1)   2000(1)    1999    1998(1)   1997
                                                     --------  --------  --------  -------  ------
                                                          (In millions, except per share data)
Consolidated statement of operations data:
   Net sales........................................ $1,267.7  $1,239.5  $1,055.3  $ 593.2  $375.3
   Gross profit.....................................    224.6     322.2     290.5    194.1   146.7
   Operating expenses (2)...........................    226.7     208.4     188.0    142.8    84.8
   Amortization expense.............................    194.3      23.9      20.9      7.8     3.0
   Restructuring expense............................     17.0        --        --       --      --
   Loss on sale of subsidiary.......................      2.7        --        --       --      --
   Operating earnings (loss)........................   (216.1)     89.9      81.6     43.5    58.8
   Net financing costs (3)..........................     43.8      52.7      52.9     16.6     9.5
   Net other (income) expense.......................      2.4       5.0      (1.8)    (8.7)   (1.3)
   Earnings (loss) before income taxes..............   (262.2)     32.3      30.5     35.5    50.6
   Income tax expense (benefit).....................    (25.7)     53.6      10.8     17.2    18.9
   Earnings (loss) before extraordinary loss........   (236.5)    (21.3)     19.7     18.3    31.7
   Extraordinary loss, net of income tax benefit of
     $1.2 million (4)...............................       --      (2.1)       --       --      --
   Net earnings (loss)..............................   (236.5)    (23.4)     19.7     18.3    31.7
Basic and diluted earnings per share: (5)
   Earnings (loss) per share - before extraordinary
     items.......................................... $  (5.96) $  (0.55) $   0.51  $  0.48  $ 0.84
   Extraordinary loss net of tax....................       --     (0.05)       --       --      --
                                                     --------  --------  --------  -------  ------
   Earnings (loss) per share........................ $  (5.96) $  (0.60) $   0.51  $  0.48  $ 0.84
                                                     ========  ========  ========  =======  ======
   Weighted average common shares outstanding.......     39.7      39.1      38.8     38.4    37.9
                                                     ========  ========  ========  =======  ======
Consolidated balance sheet data (at end of period):
   Working capital.................................. $ (547.0) $    3.9  $    5.9  $   9.9  $ 48.3
   Total assets.....................................  1,301.3   1,214.0   1,179.3    719.2   275.5
   Total debt (3)...................................    621.4     236.4     728.8    367.8   119.9
   Total equity.....................................    409.9     624.9     172.1    172.7    86.0
Other data:
   Cash flows - operating activities................ $  (19.7) $   36.1  $   75.5  $  56.7  $ 25.4
   Cash flows - investing activities................   (329.2)    (60.1)   (435.3)  (314.0)  (93.1)
   Cash flows - financing activities................    360.1       9.3     373.7    249.3    74.6
   Depreciation and amortization....................    248.0      58.9      50.9     23.0    11.3
   Capital expenditures.............................     88.5      45.9      43.0     31.6    17.7

(1) Results of operations in fiscal 2001 include the following items: (i) $17.0 million restructuring charge for severance and lease exit costs; (ii) $23.5 million of other items related to the restructuring and amending the credit facilities; (iii) $17.6 million in asset write-downs of inventory, accounts receivable and equipment; (iv) $166.9 million write-down of goodwill; and
    (v) $2.7 million loss on the sale of a subsidiary.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   APW Ltd. (the "Company") has determined that accounting improprieties occurred in fiscal 2002, 2001, 2000 and 1999 at one US subsidiary and in fiscal 2001 at one UK subsidiary. These accounting improprieties resulted in the overstatement of assets (primarily cash and inventory) and income and the understatement of liabilities (primarily trade accounts payable and accrued compensation and benefits) and expense. As a result, the consolidated financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 as well as the interim results for the years ended August 31, 2001 and 2000 have been restated. The restated consolidated financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 are included herein. The impact of the restatement was to increase the net loss by $4.4 million and $0.7 million in fiscal years 2001 and 2000, respectively, and to decrease net income by $0.8 million in fiscal year 1999. Management has taken appropriate remedial actions with respect to the matters described above.

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

Geographic Sales

                                      Years Ended August 31,
                (Dollars in millions) ----------------------
                                        2001        2000     Change
                                       --------    --------  ------
                   Americas.......... $  780.3    $  734.3     6.3%
                   Europe and Asia...    487.4       505.2    (3.5%)
                                       --------    --------  ------
                      Total.......... $1,267.7    $1,239.5     2.3%
                                       ========    ========  ======

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

Gross Profit

   Fiscal 2001 gross profit decreased to $224.6 million from $322.2 million in fiscal 2000, a decrease of 30.3%. As a percentage of net sales, fiscal 2001 gross profit was 17.7% compared to 26.0% in fiscal 2000. The decrease in gross profit as a percentage of net sales is primarily a result of a combination of factors: 1) $13.0 million of inventory write-offs primarily related to customer program modifications resulting in excess components; 2) $13.8 million of costs related to the restructuring (primarily equipment write-offs); 3) under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes; 4) start-up costs associated with new programs; and 5) a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins.

Operating Expenses

   Fiscal 2001 operating expenses were $226.7 million compared to $201.8 million in fiscal 2000, an increase of 12.3%. As a percentage of net sales, fiscal 2001 operating expenses were 17.9% compared to 16.3% for fiscal 2000. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. The increase in operating expenses as a percentage of net sales is primarily a result of a combination of factors: 1) $2.5 million of accounts receivable write-offs deemed uncollectable in the fiscal 2001 third quarter; 2) $9.8 million write-off of an investment assumed through a prior acquisition; 3) $0.7 million of charges related to the amendment of the credit facilities completed on May 15, 2001; 4) $0.5 million of costs associated with the restructuring plans; and 5) under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes.

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

Operating Earnings (Loss)

   We incurred an operating loss of $216.1 million in fiscal 2001 compared to operating earnings of $89.9 million in fiscal 2000. The fiscal 2001 operating loss was due to $224.2 million of goodwill impairment, restructuring and other costs incurred during fiscal 2001 as well as reduced sales volumes, driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during fiscal 2001.

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

Income Tax Expense (Benefit)

   We recorded an income tax benefit of $25.7 million in fiscal 2001 compared to income tax expense of $53.6 million in fiscal 2000. Our effective income tax rate was 9.8% for fiscal 2001, compared to 165.8% for fiscal 2000. The fiscal 2000 effective tax rate was significantly greater due to the $40 million income tax provision we recorded when we reorganized as a Bermuda company. Excluding this item, the fiscal 2000 effective income tax rate would have been 42.1%. The decrease in the fiscal 2001 effective tax rate is primarily a result of the impact of the goodwill impairment charge and the Company's reorganization as a Bermuda company. See "Goodwill Impairment, Restructuring and Other Charges" above for further discussion of the goodwill impairment charge. See "The Distribution" above for further discussion of the reorganization as a Bermuda based company.

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

Gross Profit

   Fiscal 2000 gross profit increased to $322.2 million from $290.5 million in fiscal 1999, an increase of 10.9%. As a percentage of net sales, fiscal 2000 gross profit decreased to 26.0% from 27.5% in fiscal 1999. The decrease in gross profit as a percent of net sales is a result of the change in composition of our total net sales. A greater percentage of our total net sales in fiscal 2000 were derived from custom integrated systems versus standard products than in fiscal 1999. Historically, our standard product lines have had a higher gross profit margin than our custom integrated systems product lines. In the future, our gross profit margins could fluctuate from quarter to quarter based on the amount of net sales that include integration-related content relative to total net sales. As part of our strategy to expand our customer relationships by providing a total solution, we expect the percentage of our net sales represented by custom integrated systems to further increase. Our strategy is also to increase the proportion of custom integrated systems business that involves the integration of products manufactured by us.

Operating Expenses

   Fiscal 2000 operating expenses grew to $208.4 million from $188.0 million in fiscal 1999, an increase of 10.9%. As a percentage of net sales, operating expenses were 16.8% for fiscal 2000, compared to 17.8% for fiscal 1999. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. Fiscal 2000 operating expenses also include a $6.5 million allocated charge for corporate reorganization expenses incurred by Applied Power related to the Distribution. The decrease in our fiscal 2000 operating expenses as a percentage of net sales is primarily the result of leverage on our existing organization infrastructure. In future periods, we will continue to focus on our business strategy to be customer focused and technically innovative on a global basis, which will require us to add engineers, program management, supply chain, and sales personnel as well as other functional support positions. We expect that our operating expenses expressed in dollars will continue to grow from year to year. Our goal is to continually identify ways to be more cost efficient, by either consolidating common functions between our facilities or by investing in technologies and information tools that will ultimately allow us to reduce operating expenses in both dollars and as a percentage of net sales.

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

Operating Earnings

   Fiscal 2000 operating earnings grew to $89.9 million from $81.6 million in fiscal 1999, an increase of 10.2%. As a percentage of net sales, operating earnings decreased to 7.2% from 7.7% in fiscal 1999. The primary reason for the increase in operating earnings in fiscal 2000 is the increased sales volume and the leverage of increased net sales volume on relatively small increases in operating expenses and amortization of intangible assets. The decrease in operating earnings as a percentage of net sales in fiscal 2000 versus fiscal 1999 is a result of the corporate reorganization expenses allocated to us from Applied Power of $6.5 million. Excluding those allocated corporate reorganization expenses, operating earnings as a percentage of net sales would have been 7.8%.

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

Income Tax Expense

   Fiscal 2000 income tax expense grew to $53.6 million from $10.8 million in fiscal 1999. Our effective income tax rate was 165.8% in fiscal 2000, compared to 35.6% in fiscal 1999. Our fiscal 2000 effective income tax rate was significantly greater than our fiscal 1999 rate primarily as a result of the $40.0 million income tax provision we recorded when we reorganized as a Bermuda company. Excluding this one-time item, our fiscal 2000 effective income tax rate was 42.1%. Our fiscal 2000 effective income tax rate also increased over the fiscal 1999 effective income tax rate because a higher percentage of our total pre-tax income in fiscal 2000 was derived domestically. Our domestic income is taxed at a higher rate than our foreign income.

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

Liquidity and Capital Resources

Cash Flows

                                          Fiscal  Fiscal   Fiscal
                                           2001    2000     1999
             (in millions)               -------  ------  -------
             Cash provided by (used in):
                Operating activities.... $ (19.7) $ 36.1  $  75.5
                Investing activities....  (329.2)  (60.1)  (435.3)
                Financing activities....   360.1     9.3    373.7

   Cash and cash equivalents totaled $6.2 million at August 31, 2001 and $0.7 million at August 31, 2000.

   Net cash used in operating activities was $19.7 million in fiscal 2001 compared to $36.1 million provided by operations in fiscal 2000. The decrease in cash flow from operations was primarily due to the negative impact of the broad based slow down in the technology sector on fiscal 2001 earnings, a $30.0 million payment to Actuant under the tax sharing agreement we entered into as part of the Distribution, other tax payments totaling $14.5 million and restructuring related payments totaling $11.1 million. These uses of cash were mainly offset by improvements in working capital.

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

Capitalization

   Debt at August 31, 2001 totaled $621.4 million, an increase of $385.0 million since the beginning of fiscal 2001. The increase in debt was primarily due to the funding of business acquisitions totaling $241.5 million and $88.5 million in capital expenditures as well as the need to fund operations due to the broad based slow down in the technology sector during fiscal 2001. In addition, a decrease in the accounts receivable facility required borrowings of $20.9 million during fiscal 2001.

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

Liquidity

   On May 15, 2001, we amended our credit facilities. The amended credit facilities continue with their original expiration date of July 31, 2003. The amendment resulted in increased interest spreads, new financial covenant tests, the pledging of substantially all the Company's and its subsidiaries' assets as collateral under the credit facilities and the issuance of common stock warrants of 5% of the common stock outstanding on May 15, 2001 (approximately
2.1 million shares). In addition, the amendment reduced the facility limit on the Multi-Currency Credit Agreement from $600.0 million to $570.0 million.

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

   As a result of the restatement for the year ended August 31, 2001, the Company believes that it would have been in default of certain debt covenants as of August 31, 2001, unless the Company had obtained waivers or further amendments to its debt covenants in connection with the September 27, 2001 or December 13, 2001 amendments previously discussed. Accordingly, the Company has classified borrowings under the Revolving Multi-Currency Credit Agreement and the U.K. Facility Agreement as a current liability as of August 31, 2001 in the restated consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

   The Company has restated its unaudited quarterly financial data for fiscal 2001 and fiscal 2000 as follows (in millions, except per share amounts):

                                                              2001 (Unaudited)
                                                   -------------------------------------
                                                   FIRST (1) SECOND  THIRD (2) FOURTH (3)
                                                   --------- ------  --------- ----------
Net sales.........................................  $359.7   $317.6   $300.2    $ 290.2
Gross profit......................................  $ 90.8   $ 63.4   $ 31.8    $  45.4
 Adjustments......................................    (1.7)    (1.7)    (1.7)      (1.7)
                                                    ------   ------   ------    -------
Gross profit--as restated.........................  $ 89.1   $ 61.7   $ 30.1    $  43.7
                                                    ======   ======   ======    =======

Net earnings (loss)...............................  $ 12.8   $ (5.9)  $(54.7)   $(184.3)
 Adjustments......................................    (1.1)    (1.1)    (1.1)      (1.1)
                                                    ------   ------   ------    -------
Net earnings (loss)--as restated..................  $ 11.7   $ (7.0)  $(55.8)   $(185.4)
                                                    ======   ======   ======    =======

   Basic earnings (loss) per share................  $ 0.33   $(0.15)  $(1.37)   $ (4.61)
       Adjustments................................    (.03)    (.03)    (.02)      (.03)
                                                    ------   ------   ------    -------
   Basic earnings (loss) per share--as restated...  $ 0.30   $(0.18)  $(1.39)   $ (4.64)
                                                    ======   ======   ======    =======
   Diluted earnings (loss) per share..............  $ 0.31   $(0.15)  $(1.37)   $ (4.61)
       Adjustments................................    (.03)    (.03)    (.02)      (.03)
                                                    ------   ------   ------    -------
   Diluted earnings (loss) per share--as restated.  $ 0.28   $(0.18)  $(1.39)   $ (4.64)
                                                    ======   ======   ======    =======

                                                             2000 (Unaudited)
                                                  --------------------------------------
                                                   FIRST  SECOND (4) THIRD (5) FOURTH (6)
                                                  ------  ---------- --------- ----------
Net sales........................................ $289.1    $277.1    $319.8     $353.5
Gross profit..................................... $ 77.4    $ 72.3    $ 82.7     $ 90.8
 Adjustments.....................................    (.2)      (.2)      (.3)       (.3)
                                                  ------    ------    ------     ------
Gross profit--as restated........................ $ 77.2    $ 72.1    $ 82.4     $ 90.5
                                                  ======    ======    ======     ======

Net earnings (loss).............................. $  6.5    $  2.4    $  6.3     $(37.8)
 Adjustments.....................................    (.1)      (.2)      (.2)       (.2)
                                                  ------    ------    ------     ------
Net earnings (loss)--as restated................. $  6.4    $  2.2    $  6.1     $(38.0)
                                                  ======    ======    ======     ======

Basic and diluted earnings (loss) per share--
   Before extraordinary item..................... $ 0.17    $ 0.11    $ 0.16     $(0.97)
       Adjustments...............................   (.01)       --        --       (.01)
                                                  ------    ------    ------     ------
   Before extraordinary item--as restated........ $ 0.16    $ 0.11    $ 0.16     $(0.98)
   Extraordinary loss net of tax.................     --      (.05)       --         --
                                                  ------    ------    ------     ------
   Basic and diluted earnings (loss) per share--
       as restated............................... $ 0.16    $ 0.06    $ 0.16     $(0.98)
                                                  ======    ======    ======     ======

   A review of the unaudited quarterly financial data has not been performed by the Company's independent accountants.

   -----

   (1) Includes $2.7 million loss on the sale of a subsidiary.

   (2) Includes: (i) $12.5 million restructuring charge for severance and lease exit costs, (ii) $15.4 million in other items related to the restructuring and fees associated with amending the credit facilities, and (iii) $17.6 million in non-cash asset write-offs of inventory, accounts receivable and equipment.

   (3) Includes: (i) $4.5 million restructuring charge for severance and lease exit costs, (ii) $8.1 million in other items related to the restructuring, and (iii) $166.9 million write-down of goodwill.

   (4) Includes $2.2 million allocated charge for the second quarter of fiscal 2000 for corporate reorganization fees and expenses associated with the Distribution and the incorporation of APW Ltd. as a Bermuda company. Those fees and expenses which are included in the Consolidated Statements of Operations represent APW Ltd.'s allocated portion of legal, accounting, tax and investment banking fees incurred for services related to the transaction.

       Also in the second quarter of fiscal 2000, a $3.3 million make-whole premium ($2.1 million net of tax benefit) was paid in connection with the early retirement of debt in anticipation of the Distribution. This charge is recorded in the Consolidated Statements of Operations, as an extraordinary item, net of tax.

   (5) Includes $0.6 million allocated charge for the third quarter of fiscal 2000 for corporate reorganization fees and expenses associated with the Distribution and the incorporation of APW Ltd. as a Bermuda company. Those fees and expenses which are included in the Consolidated Statements of Operations represent APW Ltd.'s allocated portion of legal, accounting, tax and investment banking fees incurred for services related to the transaction.

   (6) Includes a $3.7 million allocated charge for the fourth quarter of fiscal 2000 for corporate reorganization fees and expenses associated with the Distribution and the incorporation of APW Ltd. as a Bermuda company. Those fees and expenses which are included in the Consolidated Statements of Operations represent APW Ltd.'s allocated portion of legal, accounting, tax and investment banking fees incurred for services related to the transaction.

       Includes a $3.3 million foreign currency loss ($2.1 million net of tax benefit) associated with Euro forward contracts.

       Includes a $40.0 million income tax provision recorded as a result of reorganizing as a Bermuda company.

   The Consolidated Financial Statements are included on pages 35 to 70 and are incorporated by reference herein.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Documents filed as part of this report:

       1. Consolidated Financial Statements

          See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 33, the Report of Independent Accountants on page 34 and the Consolidated Financial Statements on pages 35 to 70, all of which are incorporated herein by reference

       2. Financial Statement Schedules

          See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 33, the Report of Independent Accountants on Financial Statement Schedule on page 71, all of which are incorporated herein by reference.

       3. Exhibits

          See "Index to Exhibits" on pages 76 to 79, which is incorporated herein by reference.

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

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE


    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS (1)                    Page
    ----------------------------------------------                    -----

    Report of Independent Accountants................................    34

    Consolidated Statements of Operations
       For the years ended August 31, 2001, 2000 and 1999............    35

    Consolidated Balance Sheets
       As of August 31, 2001 and 2000................................    36

    Consolidated Statements of Shareholders' Equity
       and Comprehensive Income (Loss)
       For the years ended August 31, 2001, 2000 and 1999............    37

    Consolidated Statements of Cash Flows
       For the years ended August 31, 2001, 2000 and 1999............    38

    Notes to Consolidated Financial Statements....................... 39-70

    INDEX TO FINANCIAL STATEMENT SCHEDULE (2)
    -----------------------------------------

    Report of Independent Accountants on Financial Statement Schedule    71

    Schedule II--Valuation and Qualifying Accounts...................    72


(1) The consolidated financial statements referred to above have been restated as described in Notes 1 and 18.
(2) All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of APW Ltd.:

   In our opinion, the consolidated financial statements listed in the index incorporated by reference under Item 14(a)(1) on page 32 present fairly, in all material respects, the financial position of APW Ltd. and its subsidiaries at August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Notes 1 and 18 to the consolidated financial statements, the Company restated its August 31, 2001, 2000 and 1999 consolidated financial statements.


PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
October 1, 2001, except for Notes 1 and 18 which are as of November 4, 2002 and except for information in Note 3 as it relates to the goodwill impairment and for information in Note 17 which are as of December 13, 2001

                                   APW LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                               Years Ended August 31,
                                                         ----------------------------------
                                                                     As Restated
                                                         ----------------------------------
                                                            2001        2000        1999
                                                         ----------  ----------  ----------
Net sales............................................... $1,267,684  $1,239,542  $1,055,338
Cost of products sold...................................  1,043,036     917,321     764,852
                                                         ----------  ----------  ----------
   Gross profit.........................................    224,648     322,221     290,486
Engineering, selling and administrative expenses........    226,709     201,829     187,991
Amortization of intangible assets.......................    194,342      23,918      20,876
Corporate reorganization expenses.......................         --       6,541          --
Restructuring charges...................................     16,981          --          --
Loss on sale of subsidiary..............................      2,667          --          --
                                                         ----------  ----------  ----------
   Operating earnings (loss)............................   (216,051)     89,933      81,619
Other expense (income)
   Net financing costs..................................     43,762      52,657      52,857
   Other expense (income), net..........................      2,418       4,967      (1,786)
                                                         ----------  ----------  ----------
Earnings (loss) before income tax expense...............   (262,231)     32,309      30,548
Income tax expense (benefit)............................    (25,704)     53,595      10,883
                                                         ----------  ----------  ----------
Net earnings (loss) before extraordinary item...........   (236,527)    (21,286)     19,665
Extraordinary loss on early retirement of debt,
  net of income tax benefit of $1,250...................         --      (2,083)         --
                                                         ----------  ----------  ----------
Net earnings (loss)..................................... $ (236,527) $  (23,369) $   19,665
                                                         ==========  ==========  ==========
Basic and diluted earnings (loss) per share:
   Earnings (loss) per share--before extraordinary item. $    (5.96) $    (0.55) $     0.51
   Extraordinary loss, net of tax benefit...............         --       (0.05)         --
                                                         ----------  ----------  ----------
   Earnings (loss) per share............................ $    (5.96) $    (0.60) $     0.51
                                                         ==========  ==========  ==========
   Weighted average common shares outstanding...........     39,664      39,077      38,825
                                                         ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements

                                   APW LTD.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                   August 31,
                                                                             ----------------------
                                                                                   As Restated
                                                                             ----------------------
                                                                                2001        2000
                                                                             ----------  ----------
ASSETS
Current assets
   Cash and cash equivalents................................................ $    6,190  $      712
   Accounts receivable, net.................................................    112,948     118,456
   Inventories..............................................................    130,937     155,381
   Prepaid expenses.........................................................     14,213      11,066
   Deferred income taxes....................................................     16,650      12,035
                                                                             ----------  ----------
       Total current assets.................................................    280,938     297,650
Property, plant and equipment...............................................    477,915     359,007
   Less: Accumulated depreciation...........................................   (222,886)   (181,975)
                                                                             ----------  ----------
       Net property, plant and equipment....................................    255,029     177,032
Goodwill, net...............................................................    679,225     673,060
Other intangibles, net......................................................     27,616       9,262
Other assets................................................................     58,524      57,035
                                                                             ----------  ----------
       Total assets......................................................... $1,301,332  $1,214,039
                                                                             ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings.................................................... $  603,353  $       --
   Trade accounts payable...................................................    119,904     151,675
   Accrued compensation and benefits........................................     30,126      31,696
   Income taxes payable.....................................................     33,859      70,068
   Other current liabilities................................................     40,701      40,274
                                                                             ----------  ----------
       Total current liabilities............................................    827,943     293,713
Long-term debt..............................................................     18,096     236,370
Deferred income taxes.......................................................         --       9,580
Other long-term liabilities.................................................     45,375      49,504
Contingencies (Note 16).....................................................         --          --
Shareholders' equity
   Class A common stock--$0.01 par value per share; authorized 250,000,000 shares; issued and outstanding, less contingent shares, 40,042,207 and
     39,204,150 shares, respectively........................................        400         392
   Share premium............................................................    669,772     638,409
   Retained earnings (accumulated deficit)..................................   (233,765)      2,806
   Accumulated other comprehensive loss.....................................    (26,489)    (16,735)
                                                                             ----------  ----------
       Total shareholders' equity...........................................    409,918     624,872
                                                                             ----------  ----------
       Total liabilities and shareholders' equity........................... $1,301,332  $1,214,039
                                                                             ==========  ==========

   The accompanying notes are an integral part of these financial statements

                                   APW LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                (In thousands)

                                                            Years Ended August 31, 2001, 2000 and 1999 (As Restated)
                                                   -------------------------------------------------------------------------
                                                      Class A               Retained    Accumulated
                                                   Common Stock             Earnings       Other                    Total
                                                   -------------  Share   (Accumulated Comprehensive  Combined  Shareholders'
                                                   Shares Amount Premium    Deficit)       Loss        Equity      Equity
                                                   ------ ------ -------- ------------ ------------- ---------  -------------
Balances at September 1, 1998.....................     --  $ --  $     --  $      --     $ (2,102)   $ 174,884    $ 172,782
  Net earnings for the year.......................     --    --        --         --           --       19,665       19,665
  Currency translation adjustments................     --    --        --         --       (8,390)          --       (8,390)
                                                   ------  ----  --------  ---------     --------    ---------    ---------
    Total comprehensive income....................                                                                   11,275
                                                                                                                  ---------
  Investments by (distributions to) Applied Power
   Inc., net......................................     --    --        --         --           --      (11,981)     (11,981)
                                                   ------  ----  --------  ---------     --------    ---------    ---------
Balances at August 31, 1999.......................     --    --        --         --      (10,492)     182,568      172,076
  Net loss for the year...........................                             2,806                   (26,175)     (23,369)
  Currency translation adjustments................     --    --        --         --       (6,243)          --       (6,243)
                                                                                                                  ---------
    Total comprehensive loss......................                                                                  (29,612)
                                                                                                                  ---------
  Reclassification of Applied
   Power Inc.'s net investment.................... 39,197   392   156,001         --           --     (156,393)          --
  Retention of APW Ltd. allocated debt by
   Applied Power Inc..............................     --    --   482,350         --           --           --      482,350
  Exercise of stock options.......................      7    --        58         --           --           --           58
                                                   ------  ----  --------  ---------     --------    ---------    ---------
Balances at August 31, 2000....................... 39,204   392   638,409      2,806      (16,735)          --      624,872
  Net loss for the year...........................     --    --        --   (236,527)          --           --     (236,527)
  Currency translation adjustments................     --    --        --         --       (8,031)          --       (8,031)
  Derivative instrument fair market value
   adjustment.....................................     --    --        --         --       (1,935)          --       (1,935)
  Reclassification of derivative losses to
   earnings.......................................     --    --        --         --           44           --           44
  Cumulative effect of change in accounting
   principle for derivatives and hedging
   activities, net of tax.........................     --    --        --         --          168           --          168
                                                                                                                  ---------
    Total comprehensive loss......................                                                                 (246,281)
                                                                                                                  ---------
  Issuance of shares for acquisition..............    755     7    24,993         --           --           --       25,000
  Issuance of warrants............................     --    --     4,800         --           --           --        4,800
  Dividends on preferred stock of a subsidiary....     --    --        --        (44)          --           --          (44)
  Exercise of stock options.......................     83     1     1,570         --           --           --        1,571
                                                   ------  ----  --------  ---------     --------    ---------    ---------
Balances at August 31, 2001....................... 40,042  $400  $669,772  $(233,765)    $(26,489)   $      --    $ 409,918
                                                   ======  ====  ========  =========     ========    =========    =========

   The accompanying notes are an integral part of these financial statements

                                   APW LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                Years Ended August 31,
                                                                            ------------------------------
                                                                                      As Restated
                                                                            ------------------------------
                                                                               2001      2000       1999
-                                                                           ---------  --------  ---------
Operating activities
 Net earnings (loss)....................................................... $(236,527) $(23,369) $  19,665
 Adjustments to reconcile net earnings (loss) to net cash provided by (used
   in) operating activities:
   Depreciation and amortization...........................................   247,975    58,866     50,942
   Amortization of financing fees..........................................     2,294       620        620
   (Gain) loss from sale of assets.........................................      (161)      708       (805)
   Loss on sale of subsidiary..............................................     2,667        --         --
   (Benefit) provision for deferred income taxes...........................   (22,599)   (3,083)     4,649
   Restructuring charges...................................................    16,981        --         --
   Investment write-off....................................................     9,800        --         --
   Extraordinary loss on early retirement of debt..........................        --     3,333         --
   Changes in operating assets and liabilities, excluding the effects of business acquisitions and disposals:
        Accounts receivable................................................    44,824   (21,156)       741
        Inventories........................................................    39,893   (49,442)    (7,176)
        Prepaid expenses and other assets..................................    (5,496)   (4,116)    (2,168)
        Trade accounts payable.............................................   (40,946)   49,266      8,079
        Income taxes.......................................................   (42,886)   40,308     (4,026)
        Other liabilities..................................................   (35,478)  (15,874)     5,004
                                                                            ---------  --------  ---------
Net cash provided by (used in) operating activities........................   (19,659)   36,061     75,525
Investing activities
   Proceeds on sale of property, plant and equipment.......................     3,287     2,579      9,571
   Proceeds on the sale of subsidiary, net of cash sold....................     1,782        --         --
   Additions to property, plant and equipment..............................   (88,521)  (45,924)   (43,017)
   Investments and acquisitions of businesses, net of cash acquired........  (241,546)  (13,304)  (401,891)
   Other investing activities..............................................    (4,231)   (3,411)        --
                                                                            ---------  --------  ---------
Net cash used in investing activities......................................  (329,229)  (60,060)  (435,337)
Financing activities
   Investments by (distributions to) Applied Power Inc., net, including
     debt allocations......................................................        --    32,988    359,764
   Net short term borrowings...............................................     4,620        --         --
   Principal repayments on long-term debt..................................  (148,245)  (53,387)   (24,004)
   Principal borrowings on long-term debt..................................   582,647        --         --
   Net repayments of commercial paper......................................   (51,152)       --         --
   Net receivables financed................................................   (20,908)    3,459     37,079
   Debt financing costs....................................................    (7,700)       --         --
   Proceeds from sale leaseback financing..................................        --    26,144         --
   Other financing activities..............................................       801        57        900
                                                                            ---------  --------  ---------
Net cash provided by financing activities..................................   360,063     9,261    373,739
Effect of exchange rate changes on cash....................................    (5,697)      849       (606)
                                                                            ---------  --------  ---------
Net increase (decrease) in cash and cash equivalents.......................     5,478   (13,889)    13,321
Cash and cash equivalents--beginning of year...............................       712    14,601      1,280
                                                                            ---------  --------  ---------
Cash and cash equivalents--end of year..................................... $   6,190  $    712  $  14,601
                                                                            =========  ========  =========

   The accompanying notes are an integral part of these financial statements

                                   APW LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Restatement

   APW Ltd. (the "Company") has determined that accounting improprieties occurred in fiscal 2002, 2001, 2000 and 1999 at one U.S. subsidiary and in fiscal 2001 at one UK subsidiary. These accounting improprieties resulted in the overstatement of assets (primarily cash and inventory) and income and the understatement of liabilities (primarily trade accounts payable and accrued compensation and benefits) and expense. As a result, the consolidated financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 as well as the interim results for the years ended August 31, 2001 and 2000 have been restated. The restated consolidated financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 are included herein. Restated condensed financial statement information for the interim periods in the years ended August 31, 2001 and 2000 have been included in Item 8 of the Form 10-K/A. Restated condensed financial statement information for the interim periods ended November 30, 2001, February 28, 2002 and May 31, 2002 have been included in Form 10-Q/As.

   The impact of the restatements on net income (loss) for fiscal 2001, 2000 and 1999 is as follows (dollars in millions):

                                                   2001    2000    1999
                           -                     -------  ------  -----
       Net income (loss), as previously reported $(232.1) $(22.6) $20.4
       Impact of restatement....................    (4.4)   (0.7)  (0.8)
                                                 -------  ------  -----
       Net income (loss), as restated........... $(236.5) $(23.3) $19.6
                                                 =======  ======  =====

   A summary of the effects of the restatements are set forth in Note 18.

   As a result of the restatement for the year ended August 31, 2001, the Company believes that it would have been in default of certain debt covenants as of August 31, 2001, unless the Company had obtained waivers or further amendments to its debt covenants in connection with the September 27, 2001 or December 13, 2001 amendments (see Note 17--"Subsequent Events, Liquidity and Management's Plans"). Accordingly, the Company has classified borrowings under the Revolving Multi-Currency Credit Agreement and the U.K. Facility Agreement as a current liability as of August 31, 2001 in the restated consolidated financial statements.

Note 2--Summary of Significant Accounting Policies

   Description of Business and Distribution Transaction: APW Ltd. is a leading global provider of Technically Enabled Manufacturing Services ("TEMS"), focused on designing and integrating large electronic products. APW Ltd. has the capabilities to design and manufacture various subsystems for electronic products, including enclosures, thermal management systems, backplanes, power supplies, printed circuit board assemblies (PCBAs), and cabling, either as integrated custom systems or as individual subsystems. In addition, we provide a wide range of integration services to our customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. Our focus is large infrastructure solutions, such as wireless base stations and switches, enterprise hardware and internet server enclosures.

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

   (Dollars in thousands, except per share amounts):

                                                                          As Restated

                                                                  ----------------------------
                                                                     2001      2000     1999
Numerator:                                                        ---------  --------  -------
 Net earnings (loss) before extraordinary item................... $(236,527) $(21,286) $19,665
 Extraordinary loss, net of tax..................................        --    (2,083)      --
                                                                  ---------  --------  -------
 Net earnings (loss) for basic and diluted earnings per share.... $(236,527) $(23,369) $19,665
                                                                  =========  ========  =======
Denominator:
 Weighted average common shares outstanding for basic and diluted
   earnings per share............................................    39,664    39,077   38,825
                                                                  ---------  --------  -------
Basic and Diluted Earnings (Loss) Per Share:
 Earnings (loss) per share before extraordinary item............. $   (5.96) $  (0.55) $  0.51
 Extraordinary loss, net of tax..................................        --     (0.05)      --
                                                                  ---------  --------  -------
 Earnings (loss) per share....................................... $   (5.96) $  (0.60) $  0.51
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

                                                    (Unaudited)
                                                Year ended August 31,
                                                --------------------
                                                    As Restated
                                                --------------------
                                                  2001       2000
                                                --------   --------
             Net sales......................... $1,347.0   $1,393.0
             Net loss before extraordinary item   (243.6)     (26.4)
             Net loss..........................   (243.6)     (28.5)
             Basic and diluted loss per share.. $  (6.13)  $  (0.66)

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

                                                      (Unaudited)
                                                      Year Ended
                                                      August 31,
                                                         1999
                                                      -----------
                                                      As Restated
                                                      -----------
               Net sales.............................  $1,080.0
               Net earnings before extraordinary item      18.7
               Net earnings..........................      18.7
               Basic and diluted earnings per share..  $   0.48

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

Note 5--Inventories

   Inventories consisted of (dollars in thousands):

                                               August 31,
                                           ------------------
                                               As Restated
                                           ------------------
                                             2001      2000
                                           --------  --------
                  Raw material............ $ 73,427  $ 98,109
                  Work-in-progress........   31,945    38,185
                  Finished goods..........   39,591    30,437
                                           --------  --------
                  Total inventories, gross  144,963   166,731
                  Less: inventory reserves  (14,026)  (11,350)
                                           --------  --------
                     Total inventories.... $130,937  $155,381
                                           ========  ========

Note 6--Accounts Receivable Facility

   As part of the Distribution (See Note 2--"Summary of Significant Accounting Policies"), APW Ltd. assumed Applied Power's $150.0 million off-balance sheet accounts receivable facility program. On April 4, 2001, the accounts receivable facility (the "receivables facility") was amended to decrease the amount available from $150.0 million to $80.0 million. The receivables facility was further amended on May 15, 2001 to extend the agreement to May 14, 2002. At August 31, 2001, $58.0 million of receivable interests were sold under this facility.

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

Note 8 --Debt Financing

(Dollars in thousands):

                                                         August 31,
                                                      -----------------
                                                      As Restated (2001)
                                                      -----------------
                                                        2001      2000
                                                      --------  --------
        Borrowings under:
          Revolving Multi-Currency Credit Agreement.. $535,467  $135,000
          Commercial paper...........................       --    51,152
          Floating rate unsecured loan notes.........   21,196    23,534
          U.K. revolving credit agreement............   57,986    24,970
          Other......................................    6,800     1,714
                                                      --------  --------
                                                       621,449   236,370
          Less short-term borrowings.................  603,353        --
                                                      --------  --------
            Long-term borrowings..................... $ 18,096  $236,370
                                                      ========  ========

   As a result of the restatement for the year ended August 31, 2001, the Company believes that it would have been in default of certain debt covenants as of August 31, 2001, unless the Company had obtained waivers or further amendments to its debt covenants in connection with the September 27, 2001 or December 13, 2001 amendments (see Note 17-"Subsequent Events, Liquidity and Management's Plans"). Accordingly, the Company has classified borrowings under the Revolving Multi-Currency Credit Agreement and the U.K. Facility Agreement as a current liability as of August 31, 2001 in the restated consolidated financial statements.

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

   On May 15, 2001, the Company issued warrants to purchase a total of 2.1 million shares of the Company's common stock to various lenders in connection with the signing of the amended Multi-Currency Credit Agreement. The warrants are exercisable at any time during the period from September 1, 2002 through May 15, 2006, at an exercise price of $8.40 per share, although under certain limited circumstances the exercise date may be accelerated. The issuance of warrants did not generate any proceeds and no underwriter was involved in the issuance of warrants. The warrants were valued at $4.8 million, are recorded as a deferred financing cost at August 31, 2001, and are being amortized using the effective interest method through July 31, 2003.

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

   Aggregate Maturities: Long-term debt principal outstanding at August 31, 2001 is payable as follows: $603.4 million in fiscal 2002; $4.6 million in fiscal 2003; none in fiscal 2004; none in fiscal 2005; none in fiscal 2006 and $13.4 million thereafter.

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

                                                        As Restated
                                                    -------------------
                                                       2001      2000
                                                    ---------  --------
       Net loss
          As reported.............................. $(236,527) $(23,369)
          SFAS No. 123 pro forma...................  (241,813)  (26,286)
       Loss per share
          Basic and diluted as reported............ $   (5.96) $  (0.60)
          Basic and diluted SFAS No. 123 pro forma.     (6.10)    (0.66)

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

Note 11--Income Taxes

   Income tax expense (benefit) consists of the following (dollars in thousands):

                                          As Restated
                                  --------------------------
                                    2001      2000     1999
                                  --------  -------  -------
                  Current:
                      Federal.... $ (3,618) $47,582  $(3,441)
                      Foreign....      769    4,969    9,281
                      State......     (256)   4,127      394
                                  --------  -------  -------
                  Subtotals......   (3,105)  56,678    6,234
                                  --------  -------  -------
                  Deferred:
                      Federal....  (13,502)  (2,475)   5,276
                      Foreign....   (8,321)    (215)  (1,328)
                      State......     (776)    (393)     701
                                  --------  -------  -------
                  Subtotals......  (22,599)  (3,083)   4,649
                                  --------  -------  -------
                  Totals......... $(25,704) $53,595  $10,883
                                  ========  =======  =======

   Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the U.S. statutory rate to the effective tax rate follows:

                                                              As Restated
                                                          -------------------
                                                          % of Pre-tax Earnings
                                                          -------------------
                                                           2001    2000   1999
                                                          -----   -----  -----
  United States federal statutory rate...................  35.0%   35.0%  35.0%
  State income taxes, net of United States federal effect   0.3     2.7    2.5
  Non-deductible amortization and other expenses......... (20.4)   16.8   14.8
  Cost of reorganization as a Bermuda company............    --   123.7     --
  Net effects of foreign tax rates and credits...........  (3.9)   (9.0) (16.8)
  Other items............................................  (1.2)   (3.3)   0.1
                                                          -----   -----  -----
  Effective tax rate.....................................   9.8%  165.9%  35.6%
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

   Realization of the net deferred tax assets of $27.9 million, reflecting the net benefit of $23.2 million in loss carryforwards, is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in future periods if estimates of future taxable income during the carryforward period are reduced.

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

   Earnings (losses) from continuing operations before income taxes from non-U.S. operations were ($176.8) million, $8.1 million and $25.9 million for 2001, 2000 and 1999, respectively. Income taxes paid during fiscal 2001 were $44.5 million, which includes a $30.0 million payment to Actuant under the Tax Sharing Agreement. APW Ltd. did not pay any income taxes from the Distribution date through August 31, 2000. Prior to the Distribution, Applied Power paid all income taxes on behalf of the businesses that comprise APW Ltd. and its subsidiaries.

Note 12--Equity

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

Note 14--Supplemental Balance Sheet Information

                                                          August 31,
      (Dollars in thousands)                         --------------------
                                                        2001       2000
                                                     ---------  ---------
      Accounts receivable--
           Accounts receivable (as restated)........ $ 116,795  $ 122,380
           Less allowances..........................    (3,847)    (3,924)
                                                     ---------  ---------
           Accounts receivable, net (as restated)... $ 112,948  $ 118,456
                                                     =========  =========
      Property, plant and equipment--
           Property................................. $  11,113  $   5,690
           Plant....................................    46,783     25,679
           Machinery and equipment..................   420,019    327,638
                                                     ---------  ---------
             Total..................................   477,915    359,007
           Less accumulated depreciation............  (222,886)  (181,975)
                                                     ---------  ---------
             Property, plant and equipment, net..... $ 255,029  $ 177,032
                                                     =========  =========
      Goodwill--
           Goodwill................................. $ 925,152  $ 730,570
           Less accumulated amortization............  (245,927)   (57,510)
                                                     ---------  ---------
           Goodwill, net............................ $ 679,225  $ 673,060
                                                     =========  =========
      Other intangibles--
           Other intangibles........................ $  40,527  $  20,163
           Less accumulated amortization............   (12,911)   (10,901)
                                                     ---------  ---------
           Other intangibles, net................... $  27,616  $   9,262
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

Note 18--Restated Financials

As described in Note 1, the consolidated financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 have been restated. A summary of the effects of the restatement follows:

                                   APW Ltd.
                     Consolidated Statement of Operations
                 (Dollars in millions, except per share data)

                                                 For the Year Ended August 31, 2001
                                                 ---------------------------------
                                                 Previously
                                                  Reported  Adjustments As Restated
                                                 ---------- ----------- -----------
Net sales.......................................  $1,267.7     $  --     $1,267.7
Costs of products sold..........................   1,036.3       6.7      1,043.0
                                                  --------     -----     --------
Gross profit....................................     231.4       6.7        224.7
Engineering, selling and administrative expenses     226.7        --        226.7
Amortization of intangible assets...............     194.3        --        194.3
Restructuring charges...........................      17.0        --         17.0
Loss on sale of subsidiary......................       2.7        --          2.7
                                                  --------     -----     --------
Operating loss..................................    (209.3)     (6.7)      (216.0)
Net financing costs.............................      43.8        --         43.8
Other expense, net..............................       2.4        --          2.4
                                                  --------     -----     --------
Loss before income tax benefit..................    (255.5)     (6.7)      (262.2)
Income tax benefit..............................     (23.4)     (2.3)       (25.7)
                                                  --------     -----     --------
Net loss........................................  $ (232.1)    $(4.4)    $ (236.5)
                                                  ========     =====     ========
Basic and diluted loss per share:
Loss per share..................................  $  (5.85)    $(.11)    $  (5.96)
Weighted average common shares outstanding......    39,664        --       39,664

                                   APW Ltd.
                          Consolidated Balance Sheet
                             (Dollars in millions)

                                                                August 31, 2001
                                                       ---------------------------------
                                                       Previously
                                                        Reported  Adjustments As Restated
                                                       ---------- ----------- -----------
ASSETS
Current assets
   Cash and cash equivalents..........................  $    8.5    $  (2.3)   $    6.2
   Accounts receivable, net...........................     113.0        (.1)      112.9
   Inventories........................................     135.0       (4.1)      130.9
   Prepaid expenses...................................      14.3        (.1)       14.2
   Deferred income taxes..............................      16.7         --        16.7
                                                        --------    -------    --------
       Total current assets...........................     287.5       (6.6)      280.9
Property, plant and equipment.........................     477.9         --       477.9
   Less: Accumulated depreciation.....................    (222.9)        --      (222.9)
                                                        --------    -------    --------
       Net property, plant and equipment..............     255.0         --       255.0
Goodwill, net.........................................     679.2         --       679.2
Other intangibles, net................................      27.6         --        27.6
Other assets..........................................      58.6        (.1)       58.5
                                                        --------    -------    --------
       Total assets...................................  $1,307.9    $  (6.7)   $1,301.2
                                                        ========    =======    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term borrowings..............................  $    5.7    $ 597.6    $  603.3
   Trade accounts payable.............................     118.5        1.4       119.9
   Accrued compensation and benefits..................      29.6         .5        30.1
   Income taxes payable...............................      37.2       (3.3)       33.9
   Other current liabilities..........................      40.1         .6        40.7
                                                        --------    -------    --------
       Total current liabilities......................     231.1      596.8       827.9
Long-term debt........................................     615.6     (597.6)       18.0
Other long-term liabilities...........................      45.4         --        45.4
Shareholders' equity
Common stock..........................................        .4         --          .4
Share premium.........................................     669.8         --       669.8
Retained earnings (accumulated deficit)...............    (227.9)      (5.9)     (233.8)
Accumulated other comprehensive loss..................     (26.5)        --       (26.5)
                                                        --------    -------    --------
       Total shareholders' equity.....................     415.8       (5.9)      409.9
                                                        --------    -------    --------
       Total liabilities and shareholders' equity.....  $1,307.9    $  (6.7)   $1,301.2
                                                        ========    =======    ========

                                   APW Ltd.
                Consolidated Condensed Statement of Cash Flows
                             (Dollars in millions)

                                             For the Year Ended August 31, 2001
                                             ---------------------------------
                                             Previously
                                              Reported  Adjustments As Restated
                                             ---------- ----------- -----------
 Net loss...................................  $(232.1)     $(4.4)     $(236.5)
 Net cash used in operating activities......    (17.3)      (2.4)       (19.7)
 Net cash used in investing activities......   (329.2)        --       (329.2)
 Net cash provided by financing activities..    360.1         --        360.1
 Effect of exchange rate changes on cash....     (5.7)        --         (5.7)
 Net increase in cash and cash equivalents..      7.9       (2.4)         5.5
 Cash and cash equivalents-beginning of year       .6         .1           .7
 Cash and cash equivalents-end of year......  $   8.5       (2.3)     $   6.2

                                   APW Ltd.
                     Consolidated Statement of Operations
                 (Dollars in millions, except per share data)

                                                 For the Year Ended August 31, 2000
                                                 ---------------------------------
                                                 Previously
                                                  Reported  Adjustments As Restated
                                                 ---------- ----------- -----------
Net sales.......................................  $1,239.5     $  --     $1,239.5
Costs of products sold..........................     916.3       1.0        917.3
                                                  --------     -----     --------
Gross profit....................................     323.2      (1.0)       322.2
Engineering, selling and administrative expenses     201.6        .2        201.8
Amortization of intangible assets...............      23.9        --         23.9
Restructuring charges...........................       6.5        --          6.5
                                                  --------     -----     --------
Operating earnings..............................      91.2      (1.2)        90.0
Net financing costs.............................      52.6        --         52.6
Other expense, net..............................       5.0        --          5.0
                                                  --------     -----     --------
Earnings before income tax expense..............      33.6      (1.2)        32.4
Income tax expense..............................      54.1       (.5)        53.6
                                                  --------     -----     --------
Net loss before extraordinary item..............     (20.5)      (.7)       (21.2)
Extraordinary loss on early retirement of debt,
  net of income tax benefit of $1.3.............      (2.1)       --         (2.1)
                                                  --------     -----     --------
Net loss........................................  $  (22.6)    $ (.7)    $  (23.3)
                                                  ========     =====     ========
Basic and diluted loss per share:
Loss per share-before extraordinary item........  $   (.53)    $(.02)    $   (.55)
Extraordinary loss, net of tax benefit..........      (.05)       --         (.05)
                                                  --------     -----     --------
Loss per share..................................  $   (.58)    $(.02)    $   (.60)
                                                  ========     =====     ========
Weighted average common shares outstanding......    39,077        --       39,077

                                   APW Ltd.
                          Consolidated Balance Sheet
                             (Dollars in millions)

                                                                August 31, 2000
                                                       ---------------------------------
                                                       Previously
                                                        Reported  Adjustments As Restated
                                                       ---------- ----------- -----------
ASSETS
Current assets
   Cash and cash equivalents..........................  $     .6     $  .1     $     .7
   Accounts receivable, net...........................     118.5                  118.5
   Inventories........................................     155.4                  155.4
   Prepaid expenses...................................      11.1                   11.1
   Deferred income taxes..............................      12.0                   12.0
                                                        --------     -----     --------
       Total current assets...........................     297.6        .1        297.7
Property, plant and equipment.........................     359.0                  359.0
   Less: Accumulated depreciation.....................    (182.0)                (182.0)
                                                        --------     -----     --------
       Net property, plant and equipment..............     177.0                  177.0
Goodwill, net.........................................     673.0                  673.0
Other intangibles, net................................       9.3                    9.3
Other assets..........................................      57.1       (.1)        57.0
                                                        --------     -----     --------
       Total assets...................................  $1,214.0     $  --     $1,214.0
                                                        ========     =====     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Trade accounts payable.............................  $  149.9     $ 1.8     $  151.7
   Accrued compensation and benefits..................      31.1        .6         31.7
   Income taxes payable...............................      71.0      (1.0)        70.0
   Other current liabilities..........................      40.1        .1         40.2
                                                        --------     -----     --------
       Total current liabilities......................     292.1       1.5        293.6
Long-term debt........................................     236.4        --        236.4
Deferred income taxes.................................       9.6        --          9.6
Other long-term liabilities...........................      49.5        --         49.5
Shareholders' equity
Common stock..........................................        .4        --           .4
Share premium.........................................     638.4        --        638.4
Retained earnings.....................................       4.3      (1.5)         2.8
Accumulated other comprehensive loss..................     (16.7)       --        (16.7)
                                                        --------     -----     --------
       Total shareholders' equity.....................     626.4      (1.5)       624.9
                                                        --------     -----     --------
       Total liabilities and shareholders' equity.....  $1,214.0     $  --     $1,214.0
                                                        ========     =====     ========

                                   APW Ltd.
                Consolidated Condensed Statement of Cash Flows
                             (Dollars in millions)

                                             For the Year Ended August 31, 2000
                                             ---------------------------------
                                             Previously
                                              Reported  Adjustments As Restated
                                             ---------- ----------- -----------
 Net loss...................................   $(22.6)     $(.7)      $(23.3)
 Net cash provided by operating activities..     35.6        .5         36.1
 Net cash used in investing activities......    (60.1)       --        (60.1)
 Net cash provided by financing activities..      9.3        --          9.3
 Effect of exchange rate changes on cash....       .8        --           .8
 Net decrease in cash and cash equivalents..    (14.4)       .5        (13.9)
 Cash and cash equivalents-beginning of year     15.0       (.4)        14.6
 Cash and cash equivalents-end of year......   $   .6        .1       $   .7

                                   APW Ltd.
                     Consolidated Statement of Operations
                 (Dollars in millions, except per share data)

                                                 For the Year Ended August 31, 1999
                                                 ---------------------------------
                                                 Previously
                                                  Reported  Adjustments As Restated
                                                 ---------- ----------- -----------
Net sales.......................................  $1,055.3     $  --     $1,055.3
Costs of products sold..........................     763.5       1.3        764.8
                                                  --------     -----     --------
Gross profit....................................     291.8      (1.3)       290.5
Engineering, selling and administrative expenses     188.0        --        188.0
Amortization of intangible assets...............      20.9        --         20.9
                                                  --------     -----     --------
Operating earnings..............................      82.9      (1.3)        81.6
Net financing costs.............................      52.9        --         52.9
Other income, net...............................      (1.8)       --         (1.8)
                                                  --------     -----     --------
Earnings before income tax expense..............      31.8      (1.3)        30.5
Income tax expense..............................      11.4       (.5)        10.9
                                                  --------     -----     --------
Net income......................................  $   20.4     $ (.8)    $   19.6
                                                  ========     =====     ========
Basic and diluted loss per share:
Earnings per share..............................  $    .53     $(.02)    $    .51
Weighted average common shares outstanding......    38,825        --       38,825

                                   APW Ltd.
                Consolidated Condensed Statement of Cash Flows
                             (Dollars in millions)

                                             For the Year Ended August 31, 1999
                                             ---------------------------------
                                             Previously
                                              Reported  Adjustments As Restated
                                             ---------- ----------- -----------
 Net income.................................  $  20.4      $(.8)      $  19.6
 Net cash provided by operating activities..     75.9       (.4)         75.5
 Net cash used in investing activities......   (435.3)       --        (435.3)
 Net cash provided by financing activities..    373.7        --         373.7
 Effect of exchange rate changes on cash....      (.6)       --           (.6)
 Net increase in cash and cash equivalents..     13.7       (.4)         13.3
 Cash and cash equivalents-beginning of year      1.3        --           1.3
 Cash and cash equivalents-end of year......  $  15.0      $(.4)      $  14.6

Note 19--Bankruptcy and Reorganization Under Chapter 11 (Unaudited)

   On May 16, 2002, APW Ltd. (in provisional liquidation) (herinafter referred to as "APW Ltd.", "APW" or "the Company"), a Bermuda company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court") (Case No. 02-12335). The proceeding involved only APW Ltd., the Bermuda company, and Vero Electronics, Inc., a non-operating entity and subsidiary of APW Ltd. (Case No. 02-12334). All other subsidiaries of the Company were excluded from the proceeding and continue to conduct business with customers and suppliers in the ordinary course. The Company continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The bankruptcy proceedings are being jointly administered under Case No. 02-12334 (PCB).

   On May 30, 2002, a proceeding (the "Bermuda Proceeding") was commenced pursuant to the Companies Act 1981 with respect to APW Ltd. in the Bermuda Supreme Court in connection with a winding-up petition. One of the purposes of the filing was the imposition of a statutory stay preventing third parties from continuing or taking actions against APW in Bermuda. On May 30, 2002, the Bermuda court appointed Malcolm L. Butterfield of KPMG Bermuda and Philip W. Wallace of KPMG London, England as joint provisional liquidators of APW Ltd. (or, as referred to herein, the JPLs) with limited supervisory powers. The appointment of the JPL's and statutory stay enabled the JPL's to perform supervisory and oversight of the management of APW while reviewing the Plan of reorganization with a view to its treatment of creditors. On July 22, 2002, the JPLs were granted various powers, including the power to authorize the sale of any business, operation, subsidiary, division or other significant asset of APW Ltd.

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

   Pursuant to the terms of the Plan, certain assets and liabilities were transferred to AWP Ltd. ("AWP"), a newly formed Bermuda company, including the right to use the name "APW Ltd.," which became the successor-in-interest to APW Ltd. After the consummation of the Plan, APW Ltd. changed its name to BQX Ltd. and AWP Ltd. changed its name to APW Ltd. The above name changes became effective on July 31, 2002.

   In addition, as of July 31, 2002 the effective date of the Plan, AWP (the successor in interest to APW Ltd.) issued under the Plan the following:

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

The Credit Facility

   Concurrent with the Chapter 11 filing, the Company entered into a new $110 million debtor-in-possession credit facility ("Credit Facility") to provide for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The Credit Facility requires that we maintain certain financial covenants and restrict liens, indebtedness, capital expenditures, dividend payments and sale of assets. Upon emergence from the Chapter 11 proceeding, the Credit Facility was extended until November 15, 2003 with respect to $90.0 million of the Credit Facility and May 15, 2004 with respect to $20.0 million of the Credit Facility.

Fresh Start Accounting

   As a result of the bankruptcy, the Company will adopt fresh start accounting pursuant to guidance provided by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", as of July 31, 2002. In accordance with the principles of fresh start accounting, the Company will adjust the carrying values of its assets and liabilities to their fair values as of July 31, 2002. The application of fresh start accounting will result in material changes to the carrying values of the Company's assets and liabilities.

Going Concern

   Following its emergence from the Chapter 11 proceeding, the ability of APW Ltd., the successor company, to continue as a going concern is predicated upon, among other things, compliance with the provisions of the Credit Facility and the term loan agreement related to the $100 million in new secured notes issued under the Plan and the ability to generate cash flows from operations and obtain financing sources sufficient to satisfy future obligations.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of APW Ltd.:

   Our audits of the consolidated financial statements referred to in our report dated October 1, 2001, except for Notes 1 and 18 which are as of November 4, 2002 and except for information in Note 3 as it relates to the goodwill impairment and information in Note 17 which are as of December 13, 2001, on page 34 of this Form 10-K/A also included an audit of the financial statement schedule listed in the index incorporated by reference under Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 2 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APW Ltd. (n/k/a BQX Ltd. (in
                                          provisional liquidation))
                                        (Registrant)
Dated: November 6, 2002
                                                 /S/  RICHARD D. CARROLL
                                        By:_____________________________________
                                                      Richard D. Carroll
                                            Vice President and Chief Financial
                                                         Officer

                                             (Principal Financial Officer and
                                           duly authorized to sign on behalf of
                                                     the Registrant)

                                CERTIFICATIONS

Chief Executive Officer

I, Richard G. Sim Certify that:

1. I have reviewed this annual report on Form 10-K/A (Amendment No. 2) of APW Ltd. (n/k/a BQX Ltd.);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 6, 2002


/s/
---------------------------------------------------------
Richard G. SimPresident and
Chief Executive Officer

Chief Financial Officer

I, Richard D. Carroll Certify that:

1. I have reviewed this annual report on Form 10-K/A (Amendment No. 2) of APW Ltd. (n/k/a BQX Ltd.);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: November 6, 2002


/s/
-----------------------------
Richard D. CarrollVice
President and Chief Financial
Officer

                                   APW Ltd.
                              (the "Registrant")
                         (Commission File No. 1-15851)

                ANNUAL REPORT ON FORM 10-K/A (Amendment No. 2)
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 2001
                               INDEX TO EXHIBITS

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

                                                               Incorporated Herein             Filed
Exhibit                 Description                              By Reference To              Herewith
------- ------------------------------------------- ----------------------------------------- --------

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

 10.12  APW Ltd. Outside Directors' Stock Option    Exhibit 10.12 to the Form 10 Registration
        Plan                                        Statement dated May 1, 2000, as amended

 10.13  Change in Control Agreement for
        Richard Sim **

 10.14  Change in Control Agreement for
        Todd Adams **

 10.15  Change in Control Agreement for
        Susan Hrobar **

 10.16  Change in Control Agreement for
        William J. Albrecht **

 10.17  Change in Control Agreement for
        Kashyap Pandya **

 10.18  Change in Control Agreement for
        Ralph Sandle, Jr. **

 10.19  Change in Control Agreement for
        Richard D. Carroll **

 10.20  Change in Control Agreement for
        Joseph T. Lower **

 10.21  Change in Control Agreement for
        William Blackmore **

 10.22  Sim Letter assumed by APW **

 21.1   Subsidiaries of the Registrant *

 99.1   Press release dated September 27, 2001, by
        APW Ltd.*

 99.2   Certification Pursuant to 18 U.S.C. Section                                              X
        1350, As Adopted Pursuant to Section 906 of
        the Sarbanes-Oxley Act of 2002.

 99.3   Certification Pursuant to 18 U.S.C. Section                                              X
        1350, As Adopted Pursuant to Section 906 of
        the Sarbanes-Oxley Act of 2002.

--------
* These exhibits were previously filed as exhibits to the Form 10-K for the year ended August 31, 2001 as filed on November 29, 2001.
** These exhibits were previously filed as exhibits to Amendment No. 1 to the Form 10-K/A for the year ended August 31, 2001 as filed on December 14, 2001.