Form 10-Q/A
period 2002-05-31
APW LTD
filed 2002-11-07
CIK 1111938

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

                      APW Ltd. (in provisional liquidation)
                              Debtor-in-Possession
                                      INDEX

This amendment on Form 10-Q/A #1 amends Items 1 and 2 of the Quarterly Report of APW Ltd. (the "Company") on Form 10-Q previously filed for the three months and nine months ended May 31, 2002 and 2001. This Quarterly Report on Form 10-Q/A #1 is filed in connection with the Company's restatement of its financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 and for the quarters ended May 31, 2002, February 28, 2002, November 30, 2001, May 31, 2001, February 29, 2001 and November 30, 2000.
Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements as described in Notes 1 and 17. All other information contained in this Quarterly Report on Form 10-Q/A #1 is as of the date referenced for such information in the original filing or, if no date is referenced for information in the original filing, as of the date of such filing.



                                                                                       Page  No.
                                                                                       ---------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements

                 Condensed Consolidated Statements of Operations -
                    Three and Nine Months Ended May 31, 2002 and 2001 ...................   3

                 Condensed Consolidated Balance Sheets -
                     May 31, 2002 and August 31, 2001 ...................................   4

                 Condensed Consolidated Statements of Cash Flows -
                    Nine Months Ended May 31, 2002 and 2001 .............................   5

                 Notes to Condensed Consolidated Financial Statements ...................   6

Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ..............................................  24

Item 3 - Quantitative and Qualitative Disclosures About Market Risk .....................  37


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings ..............................................................  38

Item 2 - Changes in Securities and Use of Proceeds ......................................  38

Item 3 - Defaults Upon Senior Securities ................................................  38

Item 4 - Submissions of Matters to a Vote of Security Holders ...........................  39

Item 6 - Exhibits and Reports on Form 8-K ...............................................  39

SIGNATURE ...............................................................................  40
---------

PART I  - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      APW Ltd. (in provisional liquidation)
                              Debtor-in-Possession
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months Ended                Nine Months Ended
                                                                         May 31,                          May 31,
                                                             -------------------------------  -------------------------------
                                                                       As Restated                      As Restated
                                                             -------------------------------  -------------------------------
                                                                  2002            2001             2002            2001
                                                             --------------- ---------------  --------------  ---------------
Net sales                                                    $     221,940    $     300,208   $     642,624   $      977,494
Cost of products sold                                              210,354          270,080         595,518          796,590
                                                             --------------  ---------------  --------------  ---------------

       Gross profit                                                 11,586           30,128          47,106          180,904

Engineering, selling and administrative expenses                    43,693           67,181         134,747          180,434
Amortization and impairment of intangible assets                     3,841            7,581         407,515           20,022
Restructuring charges                                                4,741           12,484          22,217           12,484
(Gain) loss on sale of subsidiary                                        -                -          (8,210)           2,667
                                                             --------------  ---------------  --------------  ---------------

       Operating loss                                              (40,689)         (57,118)       (509,163)         (34,703)

Reorganization items                                                21,675                -          21,675                -
Financing costs                                                     13,996           15,368          44,935           29,141
Other expense (income), net                                         (1,830)             980          (2,324)           2,038
                                                             --------------  ---------------  --------------  ---------------

Loss before income tax expense (benefit)                           (74,530)         (73,466)       (573,449)         (65,882)

Income tax expense (benefit)                                             -          (17,642)         31,792          (14,774)
                                                             --------------  ---------------  --------------  ---------------


Net loss                                                     $     (74,530)  $      (55,824)  $    (605,241)  $      (51,108)
                                                             ==============  ===============  ==============  ===============

Basic and diluted loss per share:

   Loss per share                                            $       (1.86)  $        (1.39)   $     (15.11)  $        (1.29)
                                                             ==============  ===============  ==============  ===============

   Weighted average common and potential dilutive
     common shares outstanding                                      40,056           40,038          40,052           39,551
                                                             ==============  ===============  ==============  ===============


      See accompanying Notes to Condensed Consolidated Financial Statements

                      APW Ltd. (in provisional liquidation)
                              Debtor-in-Possession
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                              As Restated
                                                                                  -------------------------------------
                                                                                       May 31,            August 31,
                                                                                        2002                 2001
                                                                                  -----------------    ----------------
                                                                                    (Unaudited)
                                             ASSETS
                                             ------
Current assets

        Cash and cash equivalents                                                 $         22,201     $         6,190
        Accounts receivable, net                                                           132,430             112,948
        Inventories                                                                         90,534             130,937
        Prepaid expenses                                                                    16,435              14,213
        Deferred income taxes                                                                  546              16,650
                                                                                  -----------------    ----------------
                  Total current assets                                                     262,146             280,938

Property, plant and equipment                                                              390,774             477,915
        Less: Accumulated depreciation                                                    (185,990)           (222,886)
                                                                                  -----------------    ----------------
                  Net property, plant and equipment                                        204,784             255,029

Goodwill, net                                                                              299,167             679,225
Other intangible assets, net                                                                 3,637              27,616
Other assets                                                                                52,599              58,524
                                                                                  -----------------    ----------------

                 Total assets                                                     $        822,333     $     1,301,332
                                                                                  =================    ================

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                        ----------------------------------------------
Current liabilities

         Short-term borrowings                                                    $              -     $       603,353
         Trade accounts payable                                                             83,018             119,904
         Debtor-in-possession financing                                                     60,000                   -
         Accrued compensation and benefits                                                  26,598              30,126
         Income taxes payable                                                               41,142              33,859
         Other current liabilities                                                          47,204              40,701
                                                                                  -----------------    ----------------
                 Total current liabilities                                                 257,962             827,943

Long-term debt                                                                               1,339              18,096
Other long-term liabilities                                                                 33,995              45,375

Liabilities subject to compromise                                                          689,685                   -

Debtor-in-possession warrants                                                               25,451                   -

Shareholders' equity (deficit)
         Common Stock--$0.01 par value per share; authorized 250,000,000 shares;
           issued and outstanding, less contingent shares, 40,056,507
           and 40,042,207 shares, respectively                                                 400                 400
         Share premium                                                                     679,429             669,772
         Accumulated deficit                                                              (839,050)           (233,765)
         Accumulated other comprehensive loss                                              (26,878)            (26,489)
                                                                                  -----------------    ----------------
                  Total shareholders' equity (deficit)                                    (186,099)            409,918
                                                                                  -----------------    ----------------

                  Total liabilities and shareholders' equity (deficit)            $        822,333     $     1,301,332
                                                                                  =================    ================

      See accompanying Notes to Condensed Consolidated Financial Statements

                      APW Ltd. (in provisional liquidation)
                              Debtor-in-Possession
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                           May 31,
                                                                                -----------------------------
                                                                                         As Restated
                                                                                -----------------------------
                                                                                    2002              2001
                                                                                -----------       -----------
Operating activities
--------------------
Net loss                                                                        $ (605,241)       $  (51,108)
Adjustments to reconcile net loss to net cash
      used in operating activities:
           Depreciation and amortization                                           460,817            65,814
           Amortization of financing fees                                            9,206               782
           Gain from sale of assets                                                 (1,747)             (311)
           (Gain) loss on sale of subsidiary                                        (8,210)            2,667
           Deferred income taxes                                                    27,565           (10,478)
           Restructuring charges                                                    22,217            12,484
           Reorganization items                                                     21,675                 -
           Changes in operating assets and liabilities:
                    Accounts receivable                                             38,886            30,684
                    Inventories                                                     37,129            15,277
                    Prepaid expenses and other assets                               (3,448)           (2,500)
                    Trade accounts payable                                         (37,307)          (27,381)
                    Income taxes                                                     7,891           (42,252)
                    Other liabilities                                               (1,621)          (30,284)
                                                                                -----------       -----------
     Net cash used in operating activities before reorganization items             (32,188)          (36,606)

           Reorganization items                                                       (296)                -
                                                                                -----------       -----------
     Net cash used in operating activities                                         (32,484)          (36,606)

Investing activities
--------------------
Proceeds on the sale of property, plant and equipment                                8,481             2,466
Additions to property, plant and equipment                                         (16,137)          (80,926)
Net proceeds on sale of subsidiary, net of cash sold                                19,241             1,782
Business acquisitions, net of cash acquired                                              -          (241,546)
Other investing activities                                                            (448)           (4,028)
                                                                                -----------       -----------
     Net cash provided by (used in) investing activities                            11,137          (322,252)

Financing activities
--------------------
Net short term borrowings (repayments)                                              (5,632)            4,644
Principal repayments on pre-petition debt                                         (183,224)          (96,650)
Principal borrowings on pre-petition debt                                          230,065           516,305
Borrowings on DIP facility                                                          60,000                 -
DIP facility financing costs                                                        (3,734)                -
Net repayments of commercial paper                                                       -           (33,896)
Net receivables financed (repayments)                                              (58,019)          (18,912)
Debt financing costs                                                                (2,100)           (7,700)
Stock option exercises                                                                   -             1,405
Other financing activities                                                             (42)             (748)
                                                                                -----------       -----------
     Net cash provided by financing activities                                      37,314           364,448

Effect of exchange rate changes on cash                                                 44               543
                                                                                -----------       -----------

Net increase in cash and cash equivalents                                           16,011             6,133

Cash and cash equivalents - beginning of period                                      6,190               712
                                                                                -----------       -----------

Cash and cash equivalents - end of period                                       $   22,201        $    6,845
                                                                                ===========       ===========

      See accompanying Notes to Condensed Consolidated Financial Statements

                     APW Ltd. (in provisional liquidation)
                              Debtor-in-Possession
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Restatements:

     APW Ltd. (hereinafter referred to as "APW Ltd.", "APW" or "the Company") has determined that accounting improprieties occurred in fiscal 2002, 2001, 2000 and 1999 at one U.S. subsidiary and in fiscal 2001 at one U.K. subsidiary. These accounting improprieties resulted in the overstatement of assets (primarily cash and inventory) and income and the understatement of liabilities (primarily trade accounts payable and accrued compensation and benefits) and expense. As a result, the consolidated financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 as well as the interim results for these periods and the results for the interim periods ended November 30, 2001, February 28, 2002 and May 31, 2002 have been restated. The restated consolidated financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 have been included in a Form 10-K/A. Restated condensed financial statement information for the interim periods in the years ended August 31, 2001 and 2000 have been included in Item 8 of the Form 10-K/A. Restated condensed financial statement information for the interim periods ended May 31, 2002 and 2001 are included herein.

A summary of the effects of the restatements are set forth in Note 17.

As a result of the restatement for the year ended August 31, 2001, the Company believes that it would have been in default of certain debt covenants as of August 31, 2001, unless the Company had obtained waivers or the Company's lenders had amended the debt covenants. Accordingly, the Company has classified borrowings under the Revolving Multi-Currency Credit Agreement and the U.K. Facility Agreement as a current liability as of August 31, 2001 in the restated consolidated financial statements.

Note 2 - Reorganization Under Chapter 11

     On May 16, 2002, APW Ltd. (in provisional liquidation), a Bermuda company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court") (Case No. 02-12335). The proceeding involved only APW Ltd., the Bermuda company, and Vero Electronics, Inc., a non-operating entity and subsidiary of APW Ltd. (Case No. 02-12334). All other subsidiaries of the Company were excluded from the proceeding and continue to conduct business with customers and suppliers in the ordinary course. The Company will continue to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The bankruptcy proceedings are being jointly administered under Case No. 02-12334 (PCB).

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

Confirmation of Plan of Reorganization

     On July 24, 2002, the Bankruptcy Court entered an order confirming APW Ltd.'s and Vero's Amended and Restated Plan of Reorganization dated June 19, 2002 (as modified, amended or supplemented, the "Plan"). APW Ltd. emerged on July 31, 2002. A copy of the Plan is attached hereto as Exhibit
2.1(b).

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

     As of July 31, 2002, there were approximately 40.8 million common shares of APW Ltd. outstanding. Under the Plan, holders of APW Ltd. common shares as of the July 31, 2002 record date received (a) warrants representing the right to purchase 60,606 APW Common Shares as stated above and (b) retain existing common shares in APW Ltd. (which as a practical matter will be liquidated and no distribution is expected to shareholders). Subsequent to the effective date of the Plan, APW Ltd. will be dissolved, liquidated or wound-up by joint provisional liquidators in connection with a proceeding in Bermuda or otherwise pursuant to applicable Bermuda law, and no assets are expected to be distributed to current shareholders.

     After the consummation of the Plan, AWP Ltd. (as successor to APW Ltd.) is expected to have approximately 1.8 million authorized common shares, par value $0.02 per share, of which 1,000,000 common shares will be outstanding. All such 1,000,000 shares will be issued as of the consummation of the Plan.

     The board of directors of AWP Ltd. (as successor to APW Ltd.) after consummation of the Plan are to consist of: Richard G. Sim, W. Peter Douglas, Christopher S. Brothers, Stephen A. Kaplan, Michael P. Harmon, J. Richard Budd and Toni J. Smith.

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

Note 3 - Description of Business

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

Note 4 - Holding Company Structure

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

Note 5 - Summary of Significant Accounting Policies

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

     Earnings (loss) per share for the three and nine months ended May 31, 2002 and 2001 is based on the following (in thousands, except earnings per share amounts):

                                                                Three Months Ended         Nine Months Ended
                                                                      May 31,                   May 31,
                                                             ------------------------- -------------------------
                                                                   As Restated                As Restated
                                                             ------------------------- -------------------------
                                                                 2002        2001          2002         2001
                                                             ------------ ------------ ------------ ------------
Numerator:

    Net loss for basic and diluted earnings per share        $   (74,530) $   (55,824) $  (605,241) $   (51,108)
                                                             ===========  ===========  ===========  ===========

Denominator:

    Weighted average common and potential common shares
      outstanding for basic and diluted earnings (loss) per
      share                                                       40,056       40,038       40,052       39,551
                                                             ===========  ============ ===========  ===========

Basic and diluted earnings (loss) per share                  $     (1.86) $     (1.39) $    (15.11) $     (1.29)
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

Note 6 - Intangible Asset Impairment, Restructuring and Other Charges

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

     The following table summarizes the activity with respect to fiscal 2002 restructuring charges (in millions, except employee data):

                                                        Number
                                                          of          Severance    Facilities
                                                      Employees        Reserve       Reserve     Total Reserve
                                                   ---------------  ------------- ------------- ---------------
Total reserve balance at August 31, 2001                 287          $     2.1    $     5.2       $     7.3
Add: Fiscal 2002 nine month charges                      933                9.3         12.9            22.2
Less: Fiscal 2002 nine month utilization                (982)              (9.2)        (6.0)          (15.2)
                                                   ---------------  ------------- ------------- ---------------
Total reserve balance at May 31, 2002                    238          $     2.2    $    12.1       $    14.3
                                                   ===============  ============= ============= ===============

Note 7 - Reorganization Items

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
                                                                            ==================

Note 8 - Comprehensive Income (Loss)

       The components of comprehensive loss are as follows (in thousands):

                                                           Three Months Ended            Nine Months Ended
                                                                 May 31,                        May 31,
                                                       ---------------------------  -----------------------------
                                                               As Restated                  As Restated
                                                       ---------------------------  -----------------------------
                                                            2002          2001           2002            2001
                                                       -------------  ------------  --------------   ------------

   Net loss                                             $  (74,530)    $ (55,824)    $  (605,241)    $  (51,108)

   Cumulative effect of change in accounting
    principle for derivatives and hedging
    activities, net of tax                                       -             -               -            168

   Derivative instrument fair market value adjustment         (124)           49          (1,503)        (1,023)

   Reclassification of loss on discontinuance of
      derivative instruments to earnings as a
      reorganization item                                    2,310             -           2,310              -

   Reclassification of derivative losses to earnings           377            26             916            107

   Foreign currency translation adjustments                   (416)       (4,622)         (2,112)        (4,783)
                                                       -------------  ------------  --------------   ------------

   Comprehensive (loss) income                          $  (72,383)    $ (60,371)    $  (605,630)    $  (56,639)
                                                       =============  ============  ==============   ============

Note 9 - Inventories

      Inventories consisted of (in thousands):

                                                                          As Restated
                                                             -------------------------------------
                                                                 May 31,            August 31,
                                                                  2002                 2001
                                                             ----------------     ----------------
               Raw material                                   $       60,629       $       73,427
               Work-in-progress                                       26,322               31,945
               Finished goods                                         21,394               39,591
                                                             ----------------     ----------------
               Total inventories, gross                              108,345              144,963
               Less: inventory reserves                              (17,811)             (14,026)
                                                             ----------------     ----------------
                            Total inventories, net            $       90,534      $       130,937
                                                             ================     ================

      Due to continued weakness in the computing, telecommunication, and semi-conductor markets served by APW Ltd., the Company recorded a charge of $4.6 million in the fiscal 2002 third quarter to increase inventory reserves.

Note 10 - Divestitures

      On February 13, 2002, APW Ltd. completed the sale of its Zero Cases division. Total consideration from the transaction was a net $19.2 million, which resulted in a net book gain of $8.2 million.

Note 11 - Accounts Receivable Facility

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

Note 12 - Contingencies and Litigation

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

Note 13 - Debtor-In-Possession Facility

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

Note 14 - Liabilities Subject to Compromise

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
                                                                ==============

Note 15 - Income Taxes

     Due to the size of APW Ltd.'s net operating loss carry-forwards in relation to the Company's recent history of unprofitable operations and to the continuing uncertainties surrounding recoverability of these losses and other net deferred tax assets, in the second quarter of fiscal 2002 a valuation allowance of $178.4 million was established to reduce the Company's net deferred tax assets to $0.4 million. APW Ltd. currently provides for income taxes only to the extent that the Company expects to pay taxes for current income, as well as for deferred taxes for those tax jurisdictions in which the Company continues to be profitable.

Note 16 - Condensed Combined Financial Statements

     The following condensed combined financial statements are presented in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", as restated:

            Condensed Combined Consolidating Statement of Operations
                                  (In millions)

                                                                     Nine Months Ended May 31, 2002 (Unaudited)
                                                        ---------------------------------------------------------------
                                                                                 As Restated
                                                        ---------------------------------------------------------------
                                                          Entities in    Entities not in
                                                        Reorganization   Reorganization                     Combined
                                                          Proceedings     Proceedings     Eliminations    Consolidated
                                                        ---------------  --------------- --------------  --------------
Net sales                                               $            -    $      642.6   $          -    $       642.6
Cost of products sold                                                -           595.5              -            595.5
                                                        ---------------  --------------- --------------  --------------

       Gross profit                                                  -            47.1              -             47.1

Engineering, selling and administrative expenses                   7.7           127.0              -            134.7
Amortization and impairment of intangible assets                     -           407.5              -            407.5
Restructuring charges                                                -            22.2              -             22.2
(Gain) loss on sale of subsidiary                                    -            (8.2)             -             (8.2)
                                                        ---------------  --------------- -------------   --------------

       Operating earnings (loss)                                  (7.7)         (501.4)             -           (509.1)

Reorganization items                                              21.7               -              -             21.7
Financing costs                                                   43.0             1.9              -             44.9
Other expense (income), net                                          -            (2.3)             -             (2.3)
                                                        ---------------  --------------- -------------   --------------

Earnings (loss) before income tax expense (benefit)              (72.4)         (501.0)             -           (573.4)

Income tax expense (benefit)                                         -            31.8              -             31.8
                                                        ---------------  --------------- -------------   --------------

Net earnings (loss)                                     $        (72.4)   $     (532.8)  $          -    $      (605.2)
                                                        ===============  =============== =============   ==============

                 Condensed Combined Consolidating Balance Sheet
                                  (In millions)

                                                                        As of May 31, 2002 (Unaudited)
                                                        ---------------------------------------------------------------
                                                                                 As Restated
                                                        ---------------------------------------------------------------
                                                          Entities in    Entities not in
                                                        Reorganization   Reorganization                     Combined
                                                          Proceedings     Proceedings     Eliminations    Consolidated
                                                        ---------------  --------------- --------------  --------------
                        ASSETS
                        ------
Current assets

    Cash and cash equivalents                           $          0.1   $        22.1   $           -   $        22.2
    Accounts receivable, net                                      45.4            87.0               -           132.4
    Intercompany accounts receivable                             240.2               -          (240.2)              -
    Inventories                                                      -            90.6               -            90.6
    Prepaid expenses                                               4.2            12.2               -            16.4
    Deferred income taxes                                            -              .5               -              .5
                                                        ---------------  --------------  --------------  --------------
       Total current assets                                      289.9           212.4          (240.2)          262.1

Net property, plant and equipment                                    -           204.8               -           204.8
Goodwill, net                                                        -           299.2               -           299.2
Other intangible assets, net                                         -             3.6               -             3.6
Investments in subsidiaries                                      749.2           868.9        (1,618.1)              -
Intercompany loans receivable                                    384.2               -          (384.2)              -
Other assets                                                      26.8            25.8               -            52.6
                                                        ---------------  --------------  --------------  --------------
       Total assets                                     $      1,450.1   $     1,614.7   $    (2,242.5)  $       822.3
                                                        ===============  ==============  ==============  ==============

            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
            ---------------------------------------------
Current liabilities
    Trade accounts payable                              $          1.3   $        81.7   $           -   $        83.0
    Debtor-in-possession financing                                60.0               -               -            60.0
    Intercompany accounts payable                                  8.8           231.4          (240.2)              -
    Accrued compensation and benefits                                -            26.6               -            26.6
    Income taxes payable                                          10.0            31.1               -            41.1
    Other current liabilities                                      2.0            45.3               -            47.3
                                                        ---------------  --------------  --------------  --------------
       Total current liabilities                                  82.1           416.1          (240.2)          258.0

Long-term debt                                                       -             1.3               -             1.3
Intercompany loans payable                                        23.6           360.6          (384.2)              -
Other long-term liabilities                                          -            34.0               -            34.0

Liabilities subject to compromise                                689.7               -               -           689.7

Debtor-in-possession warrants                                     25.5               -               -            25.5

Shareholders'equity (deficit)
    Common stock                                                   1.8            23.5           (24.9)            0.4
    Share premium                                                679.4         1,592.1        (1,592.1)          679.4
    Accumulated deficit                                          (51.0)         (787.0)           (1.1)         (839.1)
    Accumulated other comprehensive loss                          (1.0)          (25.9)              -           (26.9)
                                                        ---------------  --------------  --------------- --------------
       Total shareholders' equity (deficit)                      629.2           802.7        (1,618.1)         (186.2)

       Total liabilities and shareholders' equity
       (deficit)                                        $      1,450.1   $     1,614.7  $     (2,242.5)  $       822.3
                                                        ===============  ==============  =============== ==============

             Condensed Combined Consolidating Statement of Cash Flow
                                  (In millions)



                                                              As Restated Nine months ended May 31, 2002 (Unaudited)
                                                        ------------------------------------------------------------------
                                                          Entities in     Entities not in
                                                        Reorganization    Reorganization                     Combined
                                                          Proceedings      Proceedings     Eliminations     Consolidated
                                                        ---------------  ---------------- ---------------  ---------------
Net cash used in operating activities                   $         (66.0) $          33.5  $             -  $         (32.5)

Investing Activities:
    Proceeds on sale of property, plant and equipment                 -              8.5                -              8.5
    Additions to property, plant and equipment                        -            (16.1)               -            (16.1)
    Net proceeds on sale of subsidiary, net of cash                   -
    acquired                                                                        19.2                -             19.2
    Other investing activities                                     (0.5)               -                -             (0.5)
                                                        ---------------  ---------------  ---------------  ---------------
       Net cash provided by investing activities                   (0.5)            11.6                -             11.1

Financing Activities:
    Net short term repayments                                         -             (5.6)               -             (5.6)
    Principal repayments on pre-petition debt                    (183.3)               -                -           (183.3)
    Principal borrowings on pre-petition debt                     230.0                -                -            230.0
    Borrowings on DIP facility                                     60.0                -                -             60.0
    DIP facility financing costs                                   (3.7)               -                -             (3.7)
    Net receivables financed (repayments)                         (34.3)           (23.7)               -            (58.0)
    Debt financing costs                                           (2.1)               -                -             (2.1)
                                                        ---------------  ---------------  ---------------  ---------------
       Net cash provided by financing activities                   66.6            (29.3)                             37.3

Effect of exchange rate changes on cash                               -              0.1                -              0.1
                                                        ---------------  ---------------  ---------------  ---------------

Net increase in cash and cash equivalents                           0.1             15.9                -             16.0

Cash and cash equivalents - beginning of period                       -              6.2                -              6.2
                                                        ---------------  ---------------  ---------------  ---------------

Cash and cash equivalents - end of period               $           0.1  $          22.1  $             -  $          22.2
                                                        ===============  ===============  ===============  ===============

Note 17--Restated Financials
----------------------------

         As described in Note 1, the consolidated financial statements as of May 31, 2002 and 2001 and for the three months and nine months ended May 31, 2002 and 2001 have been restated. These statements are unaudited. A review of the consolidated financial statements for the three and nine month periods ended
May 31, 2001 has not been performed by the Company's independent accountants.
A summary of the effects of the restatements follows:

                                    APW Ltd.
                      Consolidated Statement of Operations
                  (Dollars in millions, except per share data)


                                                         For the 3 Months Ended May 31, 2002 (Unaudited)
                                                         -----------------------------------------------
                                                         Previously
                                                          Reported        Adjustments        As Restated
                                                         ----------       -----------        -----------
Net sales                                                  $ 221.9         $    --             $ 221.9
Costs of products sold                                       209.3             1.0               210.3
                                                           -------         -------             -------

Gross profit                                                  12.6            (1.0)               11.6

Engineering, selling and administrative expenses              44.0             (.3)               43.7
Amortization of intangible assets                              3.8              --                 3.8
Restructuring charges                                          4.7              --                 4.7
                                                           -------         -------             -------

Operating loss                                               (39.9)            (.7)              (40.6)

Reorganization expenses                                        21.7             --                21.7
Net financing costs                                           14.0              --                14.0

Other income, net                                             (1.8)             --                (1.8)
                                                           -------         -------             -------
Loss before income tax expense                               (73.8)            (.7)              (74.5)
Income tax expense                                              --              --                  --
                                                           -------         -------             -------

Net loss                                                   $ (73.8)        $   (.7)            $ (74.5)
                                                           =======         =======             =======

Basic and diluted loss per share:
Loss per share                                             $ (1.84)        $  (.02)            $ (1.86)
Weighted average common shares outstanding                  40,056                              40,056

                                    APW Ltd.
                      Consolidated Statement of Operations
                  (Dollars in millions, except per share data)


                                                          For the 9 Months Ended May 31, 2002 (Unaudited)
                                                          -----------------------------------------------
                                                          Previously
                                                           Reported       Adjustments         As Restated
                                                          ----------      -----------         -----------
Net sales                                                  $ 642.6          $   --             $ 642.6
Costs of products sold                                       592.5             3.0               595.5
                                                           -------          ------             -------
Gross profit                                                  50.1            (3.0)               47.1

Engineering, selling and administrative expenses             135.5             (.8)              134.7
Amortization of intangible assets                            407.5              --               407.5
Restructuring charges                                         22.2              --                22.2
Gain on sale of subsidiary                                    (8.2)             --                (8.2)
                                                           -------          ------             -------
Operating loss                                              (506.9)           (2.2)             (509.1)

Reorganization expenses                                       21.7              --                21.7
Net financing costs                                           44.9              --                44.9
Other income, net                                             (2.3)             --                (2.3)
                                                           -------          ------             -------
Loss before income tax expense                              (571.2)           (2.2)             (573.4)
Income tax expense                                            28.1            (3.7)               31.8
                                                           -------          ------             -------
Net loss                                                   $(599.3)         $ (5.9)            $(605.2)
                                                           =======          ======             =======
Basic and diluted loss per share:
Loss per share                                             $(14.96)         $ (.15)            $(15.11)
Weighted average common shares outstanding                  40,052              --              40,052

                                    APW Ltd.
                           Consolidated Balance Sheet
                              (Dollars in millions)

                                                            May 31, 2002 (Unaudited)
                                                      ------------------------------------
                                                      Previously
                                                       Reported   Adjustments  As Restated
                                                      ----------  -----------  -----------
ASSETS
------
Current assets
  Cash and cash equivalents                             $  24.2     $ (2.0)      $  22.2
  Accounts receivable, net                                132.5        (.1)        132.4
  Inventories                                              97.9       (7.3)         90.6
  Prepaid expenses                                         16.7        (.3)         16.4
  Deferred income taxes                                      .5         --            .5
                                                         ------     ------       -------
    Total current assets                                  271.8       (9.7)        262.1

Property, plant and equipment                             390.8         --         390.8
  Less: Accumulated depreciation                         (186.0)        --        (186.0)
                                                        -------     ------       -------
    Net property, plant and equipment                     204.8         --         204.8

Goodwill, net                                             299.2         --         299.2
Other intangibles, net                                      3.6         --           3.6
Other assets                                               52.4         .2          52.6
                                                        -------     ------       -------
    Total assets                                        $ 831.8     $ (9.5)      $ 822.3
                                                        =======     ======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Short-term borrowings                                 $    --     $   --       $    --
  Trade accounts payable                                   81.8        1.2          83.0
  Debtor-in-possession financing                           60.0         --          60.0
  Accrued compensation and benefits                        25.9         .7          26.6
  Income taxes payable                                     41.1         --          41.1
  Other current liabilities                                46.8         .5          47.3
                                                        -------     ------       -------
    Total current liabilities                             255.6        2.4         258.0

Long-term debt                                              1.3         --           1.3
Other long-term liabilities                                34.0         --          34.0
Liabilities subject to compromise                         689.7         --         689.7
Debtor-in-possession warrants                              25.5         --          25.5

Shareholders' equity
Common stock                                                 .4         --            .4
Share premium                                             679.4         --         679.4
Accumulated deficit                                      (827.2)     (11.9)       (839.1)
Accumulated other comprehensive loss                      (26.9)        --         (26.9)
                                                        -------     ------       -------
    Total shareholders' equity                           (174.3)     (11.9)       (186.2)
                                                        -------     ------       -------
    Total liabilities and shareholders' equity          $ 831.8     $ (9.5)      $ 822.3
                                                        =======     ======       =======

                                    APW Ltd.
                 Consolidated Condensed Statement of Cash Flows
                              (Dollars in millions)


                                                     For the 9 Months Ended May 31, 2002 (Unaudited)
                                                     -----------------------------------------------
                                                      Previously
                                                       Reported       Adjustments       As Restated
Net loss                                               $ (599.3)         $(5.9)          $ (605.2)

Net cash used in operating activities                     (32.8)            .3              (32.5)

Net cash provided by investing activities                  11.1             --               11.1

Net cash provided by financing activities                  37.3             --               37.3

Effect of exchange rate changes on cash                      .1             --                 .1

Net increase in cash and cash equivalents                  15.7             .3               16.0

Cash and cash equivalents-beginning of year                 8.5           (2.3)               6.2

Cash and cash equivalents-end of year                  $   24.2          $(2.0)          $   22.2

                                    APW Ltd.
                      Consolidated Statement of Operations
                  (Dollars in millions, except per share data)


                                                         For the 3 Months Ended May 31, 2001 (Unaudited)
                                                         -----------------------------------------------
                                                          Previously
                                                           Reported       Adjustments       As Restated
                                                          ----------      -----------       -----------
Net sales                                                   $300.2         $   --             $300.2
Costs of products sold                                       268.4            1.7              270.1
                                                            ------         ------             ------

Gross profit                                                  31.8           (1.7)              30.1
Engineering, selling and administrative expenses              67.2             --               67.2
Amortization of intangible assets                              7.6             --                7.6
Restructuring charges                                         12.5             --               12.5
                                                            ------         ------             ------

Operating loss                                               (55.5)          (1.7)             (57.2)
Net financing costs                                           15.3             --               15.3

Other expense, net                                             1.0             --                1.0
                                                            ------         ------             ------
Loss before income tax benefit                               (71.8)          (1.7)             (73.5)
Income tax benefit                                           (17.1)           (.6)             (17.7)
                                                            ------         ------             ------

Net loss                                                    $(54.7)         $(1.1)            $(55.8)
                                                            ======         ======             ======
Basic and diluted loss per share:
Loss per share                                              $(1.37)         $(.02)            $(1.39)
Weighted average common shares outstanding                  40,038             --             40,038

                                    APW Ltd.
                      Consolidated Statement of Operations
                  (Dollars in millions, except per share data)


                                                        For the 9 Months Ended May 31, 2001 (Unaudited)
                                                        -----------------------------------------------
                                                          Previously
                                                           Reported      Adjustments      As Restated
                                                          ----------     -----------      -----------
Net sales                                                  $ 977.5        $    --            $ 977.5
Costs of products sold                                       791.6            5.0              796.6
                                                           -------        -------            -------

Gross profit                                                 185.9           (5.0)             180.9
Engineering, selling and administrative expenses             180.4             --              180.4
Amortization of intangible assets                             20.0             --               20.0
Restructuring charges                                         12.5             --               12.5
Loss on sale of subsidiary                                     2.7             --                2.7
                                                           -------        -------            -------

Operating loss                                               (29.7)          (5.0)             (34.7)
Net financing costs                                           29.2             --               29.2

Other expense, net                                             2.0             --                2.0
                                                           -------        -------            -------
Loss before income tax benefit                               (60.9)          (5.0)             (65.9)
Income tax benefit                                           (13.0)          (1.8)             (14.8)
                                                           -------        -------            -------

Net loss                                                   $ (47.9)       $  (3.2)           $ (51.1)
                                                           =======        =======            =======

Basic and diluted loss per share:
Loss per share                                             $ (1.21)       $  (.08)           $ (1.29)
Weighted average common shares outstanding                  39,551             --             39,551


                                    APW Ltd.
                 Consolidated Condensed Statement of Cash Flows
                              (Dollars in millions)


                                                     For the 9 Months Ended May 31, 2001 (Unaudited)
                                                     -----------------------------------------------
                                                      Previously      Adjustments       As Restated
                                                       Reported
Net loss                                               $ (47.9)         $(3.2)            $(51.1)

Net cash used in operating activities                    (34.7)          (1.9)             (36.6)

Net cash used in investing activities                   (322.2)            --             (322.2)

Net cash provided by financing activities                364.4             --              364.4

Effect of exchange rate changes on cash                     .5             --                 .5

Net increase in cash and cash equivalents                  8.0           (1.9)               6.1

Cash and cash equivalents-beginning of year                 .6             .1                 .7

Cash and cash equivalents-end of year                  $   8.6          $(1.8)            $  6.8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This amendment on Form 10-Q/A #1 amends Items 1 and 2 of the Quarterly Report of APW Ltd. (the "Company") on Form 10-Q previously filed for the three months and nine months ended May 31, 2002 and 2001. This Quarterly Report on Form 10-Q/A #1 is filed in connection with the Company's restatement of its financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 and for the quarters ended May 31, 2002, February 28, 2002, November 30, 2001, May 31, 2001, February 29, 2001 and November 30, 2000.
Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Quarterly Report on Form 10-Q/A #1 is as of the date referenced for such information in the original filing or, if no date is referenced for information in the original filing, as of the date of such filing.

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


      As of July 31, 2002, there were approximately 40.8 million common shares of APW Ltd. outstanding. Under the Plan, holders of APW Ltd. common shares received (a) warrants representing the right to purchase 60,606 APW Common Shares as stated above and (b) retain existing common shares in APW Ltd. (which as a practical matter will be liquidated and no distribution is expected to shareholders). Subsequent to the effective date of the Plan, APW Ltd. will be dissolved, liquidated or wound-up by joint provisional liquidators in connection with a proceeding in Bermuda or otherwise pursuant to applicable Bermuda law, and no assets are expected to be distributed to current shareholders.


      After the consummation of the Plan, AWP Ltd. (as successor to APW Ltd.)
is expected to have approximately 1.8 million authorized common shares, par value $0.02 per share, of which 1,000,000 common shares will be outstanding. All such 1,000,000 shares will be issued as of the consummation of the Plan.


      The board of directors of AWP Ltd. (as successor to APW Ltd.) after consummation of the Plan are to consist of: Richard G. Sim, W. Peter Douglas, Christopher S. Brothers, Stephen A. Kaplan, Michael P. Harmon, J. Richard Budd and Toni J. Smith.


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

Unaudited Results of Operations (As Restated)

                                                 As a Percentage                        As a Percentage
                                                   of Net Sales                           of Net Sales
                            Three Months Ended  Three Months Ended  Nine Months Ended  Nine Months Ended
                                  May 31,            May 31,             May 31,            May 31,
                            --------------------------------------  -------------------------------------
                             2002      2001      2002     2001      2002       2001     2002     2001
                            --------------------------------------  -------------------------------------
                             (in millions)                            (in millions)
Net sales                   $221.9   $300.2     100.0%   100.0%     $ 642.6  $ 977.5   100.0%  100.0%

Gross profit                  11.6     30.1       5.2%    10.0%        47.1    180.9     7.3%   18.5%

Engineering, selling and
 administrative expenses      43.7     67.2      19.7%    22.4%       134.7    180.4    21.0%   18.5%
Amortization of intangibles    3.8      7.6       1.7%     2.5%       407.5     20.0    63.4%    2.0%
Restructuring charges          4.7     12.5       2.1%     4.2%        22.2     12.5     3.5%    1.3%
(Gain) loss on sale of
 subsidiary                      -        -         -        -         (8.2)     2.6    (1.3%)   0.3%

Operating (loss) earnings    (40.7)   (57.1)    (18.3%)  (19.0%)     (509.2)   (34.7)  (79.2%)  (3.5%)

Reorganization items          21.7        -       9.8%       -         21.7        -     3.4%      -
Net financing costs           14.0     15.4       6.3%     5.1%        44.9     29.1     7.0%    3.0%
Other (income) expense, net   (1.9)     1.0      (0.9%)    0.4%        (2.3)     2.0    (0.4%)   0.2%

Earnings (loss) before
 income taxes                (74.5)   (73.5)    (33.6%)  (24.5%)     (573.4)   (65.9)  (89.2%)  (6.7%)

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

Gross Profit

     Gross profit for the fiscal 2002 third quarter was $11.6 million compared to $30.1 million in the fiscal 2001 third quarter, a decrease of 61.5% As a percentage of net sales, the fiscal 2002 third quarter gross profit was 5.2% compared to 10.0% in the fiscal 2001 third quarter. The decrease in gross profit as a percentage of net sales is primarily a result of a combination of factors:
(i) under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes; (ii) a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins; and (iii) a charge of $4.6 million in the fiscal 2002 third quarter to increase our inventory reserves due to continued weakness in the computing, telecommunication and semi-conductor markets.

Operating Expenses

     Operating expenses in the fiscal 2002 third quarter were $43.7 million compared to $67.2 million in the fiscal 2001 third quarter. As a percentage of net sales, operating expenses were 19.7% for the fiscal 2002 third quarter, compared to 22.4% for the fiscal 2001 third quarter. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. Operating expenses have been reduced by $23.5 million from the fiscal 2001 third quarter. The reduction in operating expenses is primarily due to the restructuring and cost reduction efforts we have made. In addition, fewer charges associated with the restructuring have been recorded in the fiscal 2002 third quarter as compared to the fiscal 2001 third quarter.

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

Operating Loss

     We incurred an operating loss of $40.7 million in the fiscal 2002 third quarter compared to an operating loss of $57.1 million in the fiscal 2001 third quarter. The operating loss was primarily due to: (i) a $4.7 million restructuring charge; (ii) $9.3 million of costs related to facility closures (primarily equipment impairment charges); and (iii) reduced sales volumes, driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during the fiscal 2002 third quarter.

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

Income Tax Expense

     We did not record additional net tax benefit in the fiscal 2002 third quarter compared to a $17.6 million income tax benefit in the fiscal 2001 third quarter. Included in our fiscal 2002 third quarter tax expense is a charge of $39.9 million to increase our valuation allowance to $178.4 million at May 31, 2002. As a result of this charge, our net deferred tax asset balance was reduced to $0.4 million at May 31, 2002. We will continue to record a valuation allowance to offset any future income tax benefits until it is more likely than not that we will be able to realize such benefits.

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

Gross Profit

     Gross profit for the fiscal 2002 nine months was $47.1 million compared to $180.9 million in the fiscal 2001 nine months, a decrease of 74.0%. As a percentage of net sales, the fiscal 2002 nine months gross profit was 7.3% compared to 18.5% in the fiscal 2001 nine months. The decrease in gross profit as a percentage of net sales is primarily a result of a combination of factors:
(i) $24.8 million of costs related to facility closures (primarily equipment write-offs) incurred in the fiscal 2002 nine months versus $19.1 million of similar costs incurred in the fiscal 2001 nine months; (ii) under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes; and (iii) a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins.

Operating Expenses

     Operating expenses in the fiscal 2002 nine months were $134.7 million compared to $180.4 million in the fiscal 2001 nine months. As a percentage of net sales, operating expenses were 21.0% for the fiscal 2002 nine months, compared to 18.5% for the fiscal 2001 nine months. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. Operating expenses have been reduced by $45.7 million from the fiscal 2001 nine months. The reduction in operating expenses is primarily due to the restructuring and cost reduction efforts we have made. Although operating expenses have been reduced from the fiscal 2001 nine months, operating expenses as a percentage of net sales increased due to the under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes.

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

Operating Loss

     We incurred an operating loss of $509.2 million in the fiscal 2002 nine months compared to an operating loss of $34.7 million in the fiscal 2001 nine months. The operating loss was primarily due to: (i) a $391.6 million impairment of goodwill and other intangible assets; (ii) a $22.2 million restructuring charge; (iii) $28.3 million of costs related to facility closures (primarily equipment impairment charges); and (iv) reduced sales volumes, driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during the fiscal 2002 nine months.

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

Income Tax Expense

     We recorded income tax expense in the fiscal 2002 nine months of $31.8 million compared to $14.8 million income tax benefit in the fiscal 2001 nine months. Included in our fiscal 2002 nine months tax expense is a charge of $168.6 million to increase our valuation allowance to $178.4 million at May 31, 2002. As a result of this charge, our net deferred tax asset balance was reduced to $0.4 million at May 31, 2002. We will continue to record a valuation allowance to offset any future income tax benefits until it is more likely than not that we will be able to realize such benefits.

Liquidity and Capital Resources

Cash Flows

     Cash and cash equivalents totaled $22.2 million at May 31, 2002 and $6.2 million at August 31, 2001.

     Net cash used in operating activities in the fiscal 2002 nine months was $32.5 million compared to $36.6 million used in the fiscal 2001 nine months. The net use of cash in the fiscal 2002 nine months was primarily due to restructuring and related payments totaling $19.2 million. Other net uses of cash included the funding of operating losses and payments to professional advisors offset by a source of cash from primary working capital (receivables, inventory, and payables).

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

     At May 31, 2002, we had $50.0 million of borrowings available under the DIP financing facility and $22.2 million in cash.

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

                                 APW Ltd. (N/K/A BQX Ltd. (in provisional liquidation))
                                 (Registrant)

Date:  November 6, 2002          By: /s/ Richard D. Carroll
                                     --------------------------
                                     Richard D. Carroll
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer and duly
                                     authorized to sign on behalf of the
                                     the Registrant)

                                 CERTIFICATIONS

Chief Executive Officer
-----------------------

I, Richard G. Sim Certify that:

1. I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of APW Ltd. (n/k/a BQX Ltd.);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 6, 2002

/s/ Richard G. Sim
-------------------------------------
Richard G. Sim
President and Chief Executive Officer

Chief Financial Officer
-----------------------

I, Richard D. Carroll Certify that:

1. I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of APW Ltd. (n/k/a BQX Ltd.);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 6, 2002

/s/ Richard D. Carroll
------------------------------------------
Richard D. Carroll
Vice President and Chief Financial Officer

                      APW Ltd. (in provisional liquidation)
                              Debtor-in-Possession
                               (the "Registrant")
                          (Commission File No. 1-15851)

                                  EXHIBIT INDEX
                                       to
                          FORM 10-Q/A QUARTERLY REPORT
                        For the period ended May 31, 2002

Exhibit                                               Incorporated Herein                     Filed
Number                 Description                    by Reference to                        Herewith
-----------------------------------------------------------------------------------------------------
   2.1(a)      Disclosure Schedule and Plan of        Exhibit 99.2 to the Registrant's
                       Reorganization                    Form 8-K dated May 1, 2002
-----------------------------------------------------------------------------------------------------
   2.1(b)     Amended and Restated Joint Plan of      Exhibit 2.1 to the Registrant's
              Reorganization of Vero Electronics,        Form 8-K dated June 19, 2002
                       Inc. and APW Ltd.
-----------------------------------------------------------------------------------------------------
   2.1(c)         Order of the Supreme Court of
              Bermuda, inter alia, appointing Joint
              Provisional Liquidators dated May 30,
                              2002*
-----------------------------------------------------------------------------------------------------
   2.2(d)        Order of the Supreme Court of
              Bermuda, extending the powers of the
              Joint Provisional Liquidators dated
                         July 22, 2002*
-----------------------------------------------------------------------------------------------------
   2.1(e)            U.S. Bankruptcy Court            Exhibit 99.2 to the Registrant's
                  Order, entered July 24, 2002          Form 8-K dated July 23, 2002
-----------------------------------------------------------------------------------------------------
   2.1(f)       Bermuda Supreme Court                 Exhibit 99.3 to the Registrant's
              Order entered July 30,2002                Form 8-K dated July 23, 2002
-----------------------------------------------------------------------------------------------------
   4.1          Sixth Amendment to Amended and        Exhibit 99 to the Registrant's
                 Restated Multicurrency Credit           Form 10-Q dated 2/28/02
                           Agreement
-----------------------------------------------------------------------------------------------------
   4.2         Amendment No. 1 to the Shareholder     Exhibit 99.1 to the Registrant's
              Rights Agreement dated July 17, 2000       Form 8-K dated May 1, 2002
-----------------------------------------------------------------------------------------------------
  99.1         Certificaton Pursuant to 18 U.S.C.
              Section 1350, As Adopted Pursuant To
              Section 906 of The Sarbanes-Oxley Act
                            of 2002.                                                               X
-----------------------------------------------------------------------------------------------------
  99.2          Certificaton Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant To
               Section 906 of The Sarbanes-Oxley Act
                             of 2002.                                                              X
-----------------------------------------------------------------------------------------------------

* Previously filed on form 10-Q for the period ended May 31, 2002.