Form 10-Q/A
period 2001-11-30
APW LTD
filed 2002-11-12
CIK 1111938

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                (Amendment No. 2)

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

                                    APW Ltd.
                                     INDEX



This amendment on Form 10-Q/A #2 amends Items 1 and 2 of the Quarterly Report of APW Ltd. (the "Company") on Form 10-Q previously filed for the three months ended November 30, 2001 and 2000. This Quarterly Report on Form 10-Q/A #2 is filed in connection with the Company's restatement of its financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 and for the quarters ended November 30, 2001 and November 30, 2000. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements as described in Notes 1 and 9. All other information contained in this Quarterly Report on Form 10-Q/A #2 is as of the date referenced for such information in the original filing or, if no date is referenced for information in the original filing, as of the date of such filing.



PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1 - Financial Statements

             Condensed Consolidated Statements of Operations -
                Three Months Ended November 30, 2001 and 2000............   3

             Condensed Consolidated Balance Sheets -
                November 30, 2001 and August 31, 2001....................   4

             Condensed Consolidated Statements of Cash Flows -
                Three Months Ended November 30, 2001 and 2000............   5

             Notes to Condensed Consolidated Financial Statements........   6

Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................  18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk......  26


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings...............................................  27

Item 6 - Exhibits and Reports on Form 8-K................................  27

SIGNATURE................................................................  27
---------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                                    APW Ltd.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                        Three Months Ended November 30,
                                                                                        -------------------------------
                                                                                                   As Restated
                                                                                        -------------------------------
                                                                                             2001             2000
                                                                                        --------------   --------------
Net sales                                                                                  $ 219,829       $ 359,723
Cost of products sold                                                                        198,944         270,631
                                                                                           ---------       ---------

           Gross profit                                                                       20,885          89,092

Engineering, selling and administrative expenses                                              40,136          56,005
Amortization of intangibles assets                                                             6,302           6,025
Restructuring charges                                                                         10,011               -
Loss on sale of subsidiary                                                                         -           2,667
                                                                                           ---------      ----------

           Operating earnings (loss)                                                         (35,564)         24,395

Net financing costs                                                                           14,500           6,464
Other expense (income), net                                                                     (362)            317
                                                                                           ---------      ----------

Earnings (loss) before income tax expense (benefit)                                          (49,702)         17,614

Income tax expense (benefit)                                                                 (12,464)          5,935
                                                                                           ---------      ----------

Net earnings (loss)                                                                        $ (37,238)      $  11,679
                                                                                           =========       =========


Basic earnings (loss) per share:

   Earnings (loss) per share                                                               $   (0.93)     $     0.30
                                                                                           =========      ==========
   Weighted average common shares outstanding                                                 40,046          39,213
                                                                                           =========      ==========

Diluted earnings (loss) per share:

   Earnings (loss) per share                                                               $   (0.93)     $     0.28
                                                                                           =========      ==========
   Weighted average common and potential dilutive common shares outstanding                   40,046          41,381
                                                                                           =========      ==========


      See accompanying Notes to Condensed Consolidated Financial Statements

                                    APW Ltd.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)



                                                                                               As Restated
                                                                                    --------------------------------
                                                                                    November 30,         August 31,
                                                                                        2001                2001
                                                                                    ------------        ------------
                                                                                    (Unaudited)
                                     ASSETS
                                     ------
Current assets
        Cash and cash equivalents                                                    $     5,571         $     6,190
        Accounts receivable, net                                                         100,591             112,948
        Inventories                                                                      113,354             130,937
        Prepaid expenses                                                                  15,188              14,213
        Deferred income taxes                                                             16,031              16,650
                                                                                     -----------         -----------
                  Total current assets                                                   250,735             280,938

Property, plant and equipment                                                            461,615             477,915
        Less: Accumulated depreciation                                                  (224,381)           (222,886)
                                                                                     -----------         -----------
                  Net property, plant and equipment                                      237,234             255,029

Goodwill, net                                                                            674,407             679,225
Other intangible assets, net                                                              26,730              27,616
Other assets                                                                              69,966              58,524
                                                                                     -----------         -----------

                 Total assets                                                        $ 1,259,072         $ 1,301,332
                                                                                     ===========         ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

Current liabilities
         Short-term borrowings                                                       $   625,835         $   603,353
         Trade accounts payable                                                           89,599             119,904
         Accrued compensation and benefits                                                26,206              30,126
         Income taxes payable                                                             38,157              33,859
         Other current liabilities                                                        45,620              40,701
                                                                                     -----------         -----------
                 Total current liabilities                                               825,417             827,943

Long-term debt                                                                            20,754              18,096
Other long-term liabilities                                                               41,824              45,375

Shareholders' equity (deficit)
         Common Stock--$0.01 par value per share; authorized 250,000,000 shares;
           issued and outstanding, less contingent shares, 40,055,453
           and 40,042,207 shares, respectively                                               400                 400
         Share premium                                                                   669,772             669,772
         Accumulated deficit                                                            (271,044)           (233,765)
         Accumulated other comprehensive loss                                            (28,051)            (26,489)
                                                                                     -----------         ------------
                  Total shareholders' equity                                             371,077             409,918
                                                                                     -----------         ------------

                  Total liabilities and shareholders' equity                         $ 1,259,072         $ 1,301,332
                                                                                     ===========         ============



      See accompanying Notes to Condensed Consolidated Financial Statements

                                    APW Ltd.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                         November 30,
                                                             -------------------------------------
                                                                         As Restated
                                                             -------------------------------------
                                                                  2001                 2000
                                                             ---------------      ----------------
Operating activities
--------------------
Net earnings (loss)                                          $      (37,238)     $        11,679
Adjustments to reconcile net earnings (loss) to net cash
      used in operating activities:
           Depreciation and amortization                             25,121               15,525
           Amortization of financing fees                             1,605                    -
           Gain from sale of assets                                    (153)                   -
           Loss on sale of subsidiary                                     -                2,667
           Benefit for deferred income taxes                        (11,138)                (338)
           Restructuring charges                                     10,011                    -
           Changes in operating assets and liabilities:
                    Accounts receivable                              24,622              (14,693)
                    Inventories                                      16,761              (17,200)
                    Prepaid expenses and other assets                (2,270)              (5,089)
                    Trade accounts payable                          (29,442)               3,275
                    Income taxes                                      4,883              (22,974)
                    Other liabilities                               (11,707)              (1,987)
                                                             ---------------      ----------------
     Net cash used in operating activities                           (8,945)             (29,135)


Investing activities
--------------------
Proceeds on the sale of property, plant and equipment                 2,689                    -
Additions to property, plant and equipment                           (5,932)             (30,840)
Net proceeds on sale of subsidiary, net of cash sold                      -                1,782
Other investing activities                                             (366)                (600)
                                                             ---------------      ----------------
     Net cash used in investing activities                           (3,609)             (29,658)


Financing activities
--------------------
Net short term borrowings                                            (5,667)               3,314
Principal repayments on long-term debt                              (67,507)             (58,536)
Principal borrowings on long-term debt                               99,023               90,332
Net commercial paper borrowings                                           -               25,062
Net receivables financed                                            (13,402)                   -
Stock option exercises                                                    -                  704
Other financing activities                                              (42)                 168
                                                             ---------------      ----------------
     Net cash provided by financing activities                        12,405              61,044

Effect of exchange rate changes on cash                                (470)                 (23)
                                                             ---------------      ----------------

Net increase (decrease) in cash and cash equivalents                   (619)               2,228

Cash and cash equivalents - beginning of period                       6,190                  712
                                                             ---------------      ----------------

Cash and cash equivalents - end of period                    $        5,571       $        2,940
                                                             ===============      ================

      See accompanying Notes to Condensed Consolidated Financial Statements

                                    APW Ltd.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Restatements
--------------------------------


     APW Ltd. (hereinafter referred to as "APW Ltd.", "APW" or "the Company") has determined that accounting improprieties occurred in fiscal 2002, 2001, 2000 and 1999 at one U.S. subsidiary and in fiscal 2001 at one U.K. subsidiary. These accounting improprieties resulted in the overstatement of assets (primarily cash and inventory) and income and the understatement of liabilities (primarily trade accounts payable and accrued compensation and benefits) and expense. As a result, the consolidated financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 as well as the interim results for these periods and the results for the interim periods ended November 30, 2001 have been restated. The restated consolidated financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 have been included in a Form 10-K/A. Restated condensed financial statement information for the interim periods in the years ended August 31, 2001 and 2000 have been included in Item 8 of the Form 10-K/A. Restated condensed financial statement information for the interim periods ended November 30, 2001 and 2000 are included herein.



A summary of the effects of the restatements are set forth in Note 9.

As a result of the restatement for the year ended August 31, 2001, the Company believes that it would have been in default of certain debt covenants as of August 31, 2001, unless the Company had obtained waivers or the Company's lenders had amended the debt covenants. Accordingly, the Company has classified borrowings under the Revolving Multi-Currency Credit Agreement and the U.K. Facility Agreement as a current liability as of November 30, 2001 and August 31, 2001 in the restated consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

      Description of Business: APW Ltd. is a leading global provider of
      ------------------------
Technically Enabled Manufacturing Services ("TEMS"), focused on designing and integrating large electronic products. APW has the capabilities to design and manufacture various subsystems for electronic products, including enclosures, thermal management systems, backplanes, power supplies, printed circuit board assemblies, and cabling, either as integrated custom systems or as individual subsystems. In addition, APW provides a wide range of integration services to its customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. APW's focus is large infrastructure solutions, such as wireless base stations and switches, enterprise hardware and internet server enclosures. APW is not targeting high volume markets, such as personal computers or cell phone handsets. These offerings provide APW's customers with accelerated time-to-market and decreased time-to-volume production, while reducing their production costs and allowing them to focus on the design and marketing of their products. APW believes the Company's emphasis on technical innovation and vertically integrated engineering and manufacturing expertise, coupled with its total solution approach, which can be delivered on a worldwide basis, differentiates the Company in the marketplace.

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

      Earnings per share for the fiscal 2002 and fiscal 2001 first quarter is based on the following (in thousands, except earnings per share amounts):

                                                                                Three Months Ended
                                                                                   November 30,
                                                                          ------------------------------
                                                                                   As Restated
                                                                          ------------------------------

               Numerator:                                                     2001            2000
                                                                          -------------   --------------
                  Net earnings (loss) for basic and diluted earnings
                     per share                                            $   (37,238)     $     11,679
                                                                          =============   ==============

               Denominator:

                  Weighted average common shares outstanding for
                     basic earnings (loss) per share                           40,046            39,213

                  Net effect of dilutive stock options based on the
                     treasury stock method                                          -             2,168
                                                                          -------------   --------------





                  Weighted average common and potential common shares
                     outstanding for diluted earnings (loss) per share         40,046            41,381
                                                                          =============   ==============

               Basic earnings (loss) per share:                           $     (0.93)     $       0.30
                                                                          =============   ==============
               Diluted earnings (loss) per share:                         $     (0.93)     $       0.28
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
                                                   =============   ============  =============   ==============

Note 4 - Comprehensive Income (Loss)
------------------------------------

      The components of comprehensive income (loss) are as follows (in thousands):

                                                              Three Months Ended
                                                                 November 30,
                                                         ------------------------------
                                                                  As Restated
                                                         ------------------------------
                                                             2001             2000
                                                         -------------    -------------
  Net earnings (loss)                                    $   (37,238)     $    11,679
  Cumulative effect of change in accounting principle
    for derivatives and hedging activities, net of tax             -              168
  Derivative instrument fair market value adjustment            (655)               -
  Reclassification of derivative losses to earnings              196                -
  Foreign currency translation adjustments                    (1,103)          (2,095)
                                                         -------------    -------------
  Comprehensive income (loss)                            $   (38,800)     $     9,752
                                                         =============    =============

Note 5 - Inventories
--------------------

      Inventories consisted of (in thousands):

                                                As Restated
                                    -----------------------------------
                                      November 30,         August 31,
                                         2001                2001
                                    ---------------    ----------------
Raw material                        $      66,741      $        73,427
Work-in-progress                           29,112               31,945
Finished goods                             29,705               39,591
                                    --------------     ----------------
Total inventories, gross                  125,558              144,963
Less: inventory reserves                  (12,204)             (14,026)
                                    --------------     ----------------
             Total inventories      $     113,354      $       130,937
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

      As a result of the restatement for the year ended August 31, 2001, the Company believes that it would have been in default of certain debt covenants as of August 31, 2001, unless the Company had obtained waivers or the Company's lenders had amended the debt covenants. Accordingly, the Company has classified borrowings under the Revolving Multi-Currency Credit Agreement and the U.K. Facility Agreement as a current liability as of November 30, 2001 and August 31, 2001 in the restated consolidated financial statements.

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

      At November 30, 2001 and December 31, 2001, the Company had $24.0 million and $10.3 million, respectively, of borrowings available under its two credit facilities and $5.6 million in cash at November 30, 2001. To provide additional liquidity, the Company has been extending payables beyond their normal payment terms. At November 30, 2001 and December 31, 2001, although the Company sold all eligible accounts receivable under its accounts receivable facility, the Company had the availability to sell an incremental $35.4 million and $32.3 million, respectively.

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

Note 9--Restated Financials
---------------------------



     As described in Note 1, the consolidated financial statements as of November 30, 2001 and 2000 and for the three months ended November 30, 2001 and 2000 have been restated. These quarterly statements are unaudited. A review of the consolidated financial statements for the three months ended November 30, 2001 has not been performed by the Company's independent accountants. A summary of the effects of the restatements follows:


                                    APW Ltd.
                      Consolidated Statement of Operations
                  (Dollars in millions, except per share data)


                                                          For the 3 Months Ended November 30, 2001 (Unaudited)
                                                          ----------------------------------------------------
                                                          Previously
                                                           Reported           Adjustments          As Restated
                                                          ----------          -----------          -----------
Net sales                                                  $ 219.8             $    --              $ 219.8
Costs of products sold                                       197.9                 1.0                198.9
                                                           -------             -------              -------
Gross profit                                                  21.9                (1.0)                20.9
Engineering, selling and administrative expenses              40.4                 (.2)                40.2
Amortization of intangible assets                              6.3                  --                  6.3
Restructuring charges                                         10.0                  --                 10.0
                                                           -------             -------              -------
Operating loss                                               (34.8)                (.8)               (35.6)
Net financing costs                                           14.5                  --                 14.5

Other income, net                                              (.4)                 --                  (.4)
                                                           -------             -------              -------
Loss before income tax benefit                               (48.9)                (.8)               (49.7)
Income tax benefit                                           (12.2)                (.3)               (12.5)
                                                           -------             -------              -------
Net loss                                                   $ (36.7)            $   (.5)             $ (37.2)
                                                           =======             =======              =======
Basic and diluted loss per share:
Loss per share                                             $  (.92)            $  (.01)             $  (.93)
Weighted average common shares outstanding                  40,046                                   40,046

                                    APW Ltd.
                           Consolidated Balance Sheet
                              (Dollars in millions)



                                                                            November 30, 2001 (Unaudited)
                                                                    --------------------------------------------
                                                                    Previously      Adjustments      As Restated
                                                                     Reported
ASSETS
------
Current assets
  Cash and cash equivalents                                           $    7.8          $  (2.2)        $    5.6
  Accounts receivable, net                                               100.6               --            100.6
  Inventories                                                            118.5             (5.2)           113.3
  Prepaid expenses                                                        15.4              (.2)            15.2
  Deferred income taxes                                                   16.0               --             16.0
                                                                      --------          -------         --------
    Total current assets                                                 258.3             (7.6)           250.7

Property, plant and equipment                                            461.6               --            461.6
  Less: Accumulated depreciation                                        (224.4)              --           (224.4)
                                                                      --------          -------         --------
    Net property, plant and equipment                                    237.2               --            237.2

Goodwill, net                                                            674.4               --            674.4
Other intangibles, net                                                    26.7               --             26.7
Other assets                                                              70.0               --             70.0
                                                                      --------          -------         --------
    Total assets                                                      $1,266.6          $  (7.6)        $1,259.0
                                                                      ========          =======         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
  Short-term borrowings                                               $     --          $ 625.8         $  625.8
  Trade accounts payable                                                  88.2              1.4             89.6
  Accrued compensation and benefits                                       25.6               .6             26.2
  Income taxes payable                                                    42.0             (3.9)            38.1
  Other current liabilities                                               45.0               .6             45.6
                                                                      --------          -------         --------
    Total current liabilities                                            200.8            624.5            825.3

Long-term debt                                                           646.5           (625.8)            20.7
Other long-term liabilities                                               41.8               --             41.8

Shareholders' equity
Common stock                                                                .4               --               .4
Share premium                                                            669.8               --            669.8
Accumulated deficit                                                     (264.7)            (6.3)          (271.0)
Accumulated other comprehensive loss                                     (28.0)              --            (28.0)
                                                                      --------          -------         --------
    Total shareholders' equity                                           377.5             (6.3)           371.2
                                                                      --------          -------         --------
    Total liabilities and shareholders' equity                        $1,266.6          $  (7.6)        $1,259.0
                                                                      ========          =======         ========

                                    APW Ltd.
                 Consolidated Condensed Statement of Cash Flows
                              (Dollars in millions)


                                             For the 3 Months Ended November 30, 2001 (Unaudited)
                                             ----------------------------------------------------
                                             Previously
                                              Reported            Adjustments         As Restated
                                             ----------           -----------         -----------
Net loss                                       $(36.7)               $ (.5)              $(37.2)

Net cash used in operating activities            (9.0)                  .1                 (8.9)

Net cash used in investing activities            (3.6)                  --                 (3.6)

Net cash provided by financing activities        12.4                   --                 12.4

Effect of exchange rate changes on cash           (.5)                  --                  (.5)

Net decrease in cash and cash equivalents         (.7)                  .1                  (.6)

Cash and cash equivalents-beginning of year       8.5                 (2.3)                 6.2

Cash and cash equivalents-end of year          $  7.8                $(2.2)              $  5.6

                                    APW Ltd.
                      Consolidated Statement of Operations
                  (Dollars in millions, except per share data)


                                                         For the 3 Months Ended November 30, 2000 (Unaudited)
                                                         ----------------------------------------------------
                                                         Previously
                                                          Reported           Adjustments         As Restated
                                                         ----------          -----------         -----------
Net sales                                                   $359.7            $    --               $359.7
Costs of products sold                                       268.9                1.7                270.6
                                                           -------            -------              -------
Gross profit                                                  90.8               (1.7)                89.1
Engineering, selling and administrative expenses              56.0                 --                 56.0
Amortization of intangible assets                              6.0                 --                  6.0
Loss on sale of subsidiary                                     2.7                 --                  2.7
                                                           -------            -------              -------
Operating earnings                                            26.1               (1.7)                24.4
Net financing costs                                            6.5                 --                  6.5

Other expense, net                                              .3                 --                   .3
                                                           -------            -------              -------
Earnings before income tax expense                            19.3               (1.7)                17.6
Income tax expense                                             6.5                (.6)                 5.9
                                                           -------            -------              -------
Net earnings                                               $  12.8              $(1.1)             $  11.7
                                                           =======            =======              =======

Basic earnings per share:
Earnings per share                                            $.33              $(.03)                $.30
Weighted average common shares outstanding                  39,213                                  39,213

Diluted earnings per share:
Earnings per share                                            $.31              $(.03)                $.28
Weighted average common shares outstanding                  41,381                                  41,381

                                    APW Ltd.
                 Consolidated Condensed Statement of Cash Flows
                              (Dollars in millions)


                                                        For the 3 Months Ended November 30, 2000 (Unaudited)
                                                      ------------------------------------------------------
                                                      Previously
                                                       Reported            Adjustments           As Restated
                                                       --------            -----------           -----------
Net earnings                                             $ 12.8               $(1.1)                $ 11.7

Net cash used in operating activities                     (28.5)                (.6)                 (29.1)

Net cash used in investing activities                     (29.7)                 --                  (29.7)

Net cash provided by financing activities                  61.0                  --                   61.0

Effect of exchange rate changes on cash                      --                  --                     --

Net increase in cash and cash equivalents                   2.8                 (.6)                   2.2

Cash and cash equivalents-beginning of year                  .6                  .1                     .7

Cash and cash equivalents-end of year                    $  3.4               $ (.5)                $  2.9

Note 10 - Reorganization Under Chapter 11

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------


This amendment on Form 10-Q/A #2 amends Items 1 and 2 of the Quarterly Report of APW Ltd. (the "Company") on Form 10-Q previously filed for the three months ended November 30, 2002 and 2001. This Quarterly Report on Form 10-Q/A #2 is filed in connection with the Company's restatement of its financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 and for the quarters ended November 30, 2001 and November 30, 2000. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Quarterly Report on Form 10-Q/A #2 is as of the date referenced for such information in the original filing or, if no date is referenced for information in the original filing, as of the date of such filing.

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

Gross Profit

      Gross profit for the fiscal 2002 first quarter was $20.9 million compared to $89.1 million in the fiscal 2001 first quarter, a decrease of 76.5%. As a percentage of net sales, the fiscal 2002 first quarter gross profit was 9.5% compared to 24.8% in the fiscal 2001 first quarter. The decrease in gross profit as a percentage of net sales is primarily a result of a combination of factors:
1) $9.6 million of costs related to facility closures (primarily equipment write-offs); 2) under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes; and 3) a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins.

Operating Expenses

      Operating expenses in the fiscal 2002 first quarter were $40.1 million compared to $56.0 million in the fiscal 2001 first quarter. As a percentage of net sales, operating expenses were 18.3% for the fiscal 2002 first quarter, compared to 15.6% for the fiscal 2001 first quarter. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. Operating expenses have been reduced by $15.9 million from the fiscal 2001 first quarter. The reduction in operating expenses is primarily due to the restructuring and cost reduction efforts we have made. Although operating expenses have been reduced from the fiscal 2001 first quarter, operating expenses as a percentage of net sales increased due to the under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes.

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

Operating Earnings (Loss)

      We incurred an operating loss of $35.6 million in the fiscal 2002 first quarter compared to operating earnings of $24.4 million in the fiscal 2001 first quarter. The operating loss was primarily due to: 1) $10.0 million restructuring charge; 2) $9.6 million of costs related to facility closures (primarily equipment write-offs); and 3) reduced sales volumes, driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during the fiscal 2002 first quarter.

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

Income Tax Expense (Benefit)

      We recorded an income tax benefit in the fiscal 2002 first quarter of $12.5 million compared to income tax expense of $5.9 million in the fiscal 2001 first quarter. Our effective income tax rate was 25.1% for the fiscal 2002 first quarter compared to 33.7% for the fiscal 2001 first quarter. The decrease in the effective tax rate in the fiscal 2002 first quarter compared to the fiscal 2001 first quarter is a result of only recognizing the benefit from a portion of the net operating loss we incurred in the fiscal 2002 first quarter.

Liquidity and Capital Resources

Cash Flows

      Cash and cash equivalents totaled $5.6 million at November 30, 2001 and $6.2 million at August 31, 2001.

      Net cash used in operating activities in the fiscal 2002 first quarter was $8.9 million compared to $29.1 million used in the fiscal 2001 first quarter. The net use of cash in the fiscal 2002 first quarter was primarily due to restructuring related payments totaling $7.4 million.

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

Capitalization

      Debt at November 30, 2001 totaled $646.5 million, an increase of approximately $25.1 million from August 31, 2001. The increase in debt was primarily due to restructuring costs, capital expenditures and the $13.4 million decrease in receivables sold under the accounts receivable facility.

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

     As a result of the restatement for the year ended August 31, 2001, the Company believes that it would have been in default of certain debt covenants as of August 31, 2001, unless the Company had obtained waivers or the Company's lenders had amended the debt covenants. Accordingly, the Company has classified borrowings under the Revolving Multi-Currency Credit Agreement and the U.K. Facility Agreement as a current liability as of November 30, 2001 in the restated consolidated financial statements.

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

     At November 30, 2001 and December 31, 2001, we had $24.0 million and
$10.3 million, respectively, of borrowings available under our two credit facilities and $5.6 million in cash at November 30, 2001. To provide additional liquidity, we have been extending payables beyond their normal payment terms. At November 30, 2001 and December 31, 2001, although we sold all eligible accounts receivable under our accounts receivable facility, we had the availability to sell an incremental $35.4 million and $32.3 million, respectively.

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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------


(a) Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b) Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.



(c)  Reports on Form 8-K


     On December 21, 2001, the Company filed a Current Report on Form 8-K dated December 13, 2001, reporting under Item 5 the Company's renegotiations of its Multi-Currency Credit Agreement, Facility Agreement with the Royal Bank of Scotland and Receivables Purchasing Agreement.




                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 2 to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            APW Ltd. n/k/a BQX Ltd. (in provisional liquidation)
                            ---------------------------------------------------
                            (Registrant)




Date:  November 12, 2002     By: /s/ Richard D. Carroll
                              ------------------------------------
                                 Richard D. Carroll
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer and duly
                                 authorized to sign on behalf of the
                                 Registrant)

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

Date: November 12, 2002

/s/ Richard G. Sim
--------------------
Richard G. Sim
President and Chief Executive Officer

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



Date: November 12, 2002

/s/ Richard D. Carroll
------------------------
Richard D. Carroll
Vice President and Chief Financial Officer