Form 10-Q/A
period 2002-02-28
APW LTD
filed 2002-11-12
CIK 1111938

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

                                    APW Ltd.
                                      INDEX


This amendment on Form 10-Q/A #1 amends Items 1 and 2 of the Quarterly Report of APW Ltd. (the "Company") on Form 10-Q previously filed for the three months and six months ended February 28, 2002 and 2001. This Quarterly Report on Form 10-Q/A #1 is filed in connection with the Company's restatement of its financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 and for the quarters ended February 28, 2002, November 30, 2001, February 28, 2001 and November 30, 2000. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements as described in Notes 1 and
13. All other information contained in this Quarterly Report on Form 10-Q/A #1 is as of the date referenced for such information in the original filing or, if no date is referenced for information in the original filing, as of the date of such filing.


                                                                                        Page No.
                                                                                        --------
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements

                 Condensed Consolidated Statements of Operations -
                    Three and Six Months Ended February 28, 2002 and 2001 .............     3

                 Condensed Consolidated Balance Sheets -
                    February 28, 2002 and August 31, 2001 .............................     4

                 Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended February 28, 2002 and 2001 .......................     5

                 Notes to Condensed Consolidated Financial Statements .................     6

Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ............................................    20

Item 3 - Quantitative and Qualitative Disclosures About Market Risk ...................    32


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings ............................................................    33

Item 2 - Changes in Securities and Use of Proceeds ....................................    33

Item 4 - Submissions of Matters to a Vote of Security Holders .........................    33

Item 5 - Other Information ............................................................    33

Item 6 - Exhibits and Reports on Form 8-K .............................................    34

SIGNATURE .............................................................................    34
---------

PART I  - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                                    APW Ltd.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months Ended                Six Months Ended
                                                                      February 28,                     February 28,
                                                             -------------------------------- --------------------------------
                                                                      As Restated                      As Restated
                                                                  2002            2001             2002            2001
                                                             --------------- ---------------- --------------- ----------------
Net sales                                                    $     200,855    $     317,563    $    420,684     $    677,286
Cost of products sold                                              186,221          255,879         385,164          526,510
                                                             --------------- ---------------- --------------- ----------------
       Gross profit                                                 14,634           61,684          35,520          150,776

Engineering, selling and administrative expenses                    50,918           57,248          91,054          113,253
Amortization and impairment of intangible assets                   397,372            6,416         403,674           12,441
Restructuring charges                                                7,465                -          17,476                -
(Gain) loss on sale of subsidiary                                   (8,210)               -          (8,210)           2,667
                                                             --------------- ---------------- --------------- ----------------

       Operating earnings (loss)                                  (432,911)           (1,980)      (468,474)          22,415

Financing costs                                                     16,439            7,309          30,939           13,773
Other expense (income), net                                           (132)             741            (494)           1,058
                                                             --------------- ---------------- --------------- ----------------

Earnings (loss) before income tax expense (benefit)               (449,218)         (10,030)       (498,919)           7,584

Income tax expense (benefit)                                        44,256           (3,067)         31,792            2,868
                                                             --------------- ---------------- --------------- ----------------

Net earnings (loss)                                          $    (493,474)   $      (6,963)   $   (530,711)    $      4,716
                                                             =============== ================ =============== ================
Basic earnings (loss) per share:

   Earnings (loss) per share                                 $      (12.32)   $       (0.18)   $     (13.25)    $       0.12
                                                             =============== ================ =============== ================

   Weighted average common shares outstanding                       40,055           39,444          40,050           39,343
                                                             =============== ================ =============== ================

Diluted earnings (loss) per share:

   Diluted earnings (loss) per share                         $      (12.32)   $       (0.18)   $     (13.25)    $       0.11
                                                             =============== ================ =============== ================

   Weighted average common and potential dilutive
     common shares outstanding                                      40,055           39,444          40,050           41,219
                                                             =============== ================ =============== ================

      See accompanying Notes to Condensed Consolidated Financial Statements

                                    APW Ltd.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                As Restated
                                                                                   ------------------------------------
                                                                                     February 28,         August 31,
                                                                                         2002                2001
                                                                                   ----------------     ---------------
                                                                                     (Unaudited)
                                             ASSETS
                                             ------

Current assets
        Cash and cash equivalents                                                  $          6,866     $         6,190
        Accounts receivable, net                                                             94,395             112,948
        Inventories                                                                          97,902             130,937
        Prepaid expenses                                                                     16,538              14,213
        Deferred income taxes                                                                     -              16,650
                                                                                   ----------------     ---------------
                  Total current assets                                                      215,701             280,938

Property, plant and equipment                                                               431,652             477,915
        Less: Accumulated depreciation                                                     (212,172)           (222,886)
                                                                                   ----------------     ---------------
                 Net property, plant and equipment                                          219,480             255,029

Goodwill, net                                                                               301,611             679,225
Other intangible assets, net                                                                  4,192              27,616
Other assets                                                                                 47,606              58,524
                                                                                   ----------------     ---------------

                 Total assets                                                      $        788,590     $     1,301,332
                                                                                   ================     ===============

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                        ----------------------------------------------

Current liabilities
         Short-term borrowings                                                     $        644,015     $       603,353
         Trade accounts payable                                                              81,545             119,904
         Accrued compensation and benefits                                                   28,838              30,126
         Income taxes payable                                                                43,946              33,859
         Other current liabilities                                                           65,686              40,701
                                                                                   ----------------     ---------------
                 Total current liabilities                                                  864,030             827,943

Long-term debt                                                                                    -              18,096
Other long-term liabilities                                                                  38,274              45,375

Shareholders' equity (deficit)
         Common Stock--$0.01 par value per share; authorized 250,000,000 shares; issued and outstanding, less contingent shares, 40,055,453
           and 40,042,207 shares, respectively                                                  400                 400
         Share premium                                                                      679,429             669,772
         Accumulated deficit                                                               (764,518)           (233,765)
         Accumulated other comprehensive loss                                               (29,025)            (26,489)
                                                                                   ----------------     ---------------
                  Total shareholders' equity (deficit)                                     (113,714)            409,918
                                                                                   ----------------     ---------------

                  Total liabilities and shareholders' equity (deficit)             $        788,590     $     1,301,332
                                                                                   ================     ===============

      See accompanying Notes to Condensed Consolidated Financial Statements

                                    APW Ltd.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                               February 28,
                                                                                   ------------------------------------
                                                                                               As Restated
                                                                                   ------------------------------------
                                                                                        2002                  2001
                                                                                   --------------       ---------------
Operating activities
--------------------
Net earnings (loss)                                                                $     (530,711)      $         4,716
Adjustments to reconcile net earnings (loss) to net cash
      used in operating activities:
           Depreciation and amortization                                                  440,917                31,515
           Amortization of financing fees                                                   4,683                     -
           Gain from sale of assets                                                          (252)                    -
           (Gain) loss on sale of subsidiary                                               (8,210)                2,667
           Deferred income taxes                                                           27,565                   326
           Restructuring charges                                                           17,476                     -
           Changes in operating assets and liabilities:
                    Accounts receivable                                                    31,762                 4,709
                    Inventories                                                            28,487               (27,819)
                    Prepaid expenses and other assets                                      (4,506)               (4,755)
                    Trade accounts payable                                                (35,782)                1,521
                    Income taxes                                                           10,843               (33,412)
                    Other liabilities                                                       5,370               (12,076)
                                                                                   --------------       ---------------
     Net cash used in operating activities                                                (12,358)              (32,608)


Investing activities
--------------------
Proceeds on the sale of property, plant and equipment                                       4,112                   295
Additions to property, plant and equipment                                                (11,874)              (57,848)
Net proceeds on sale of subsidiary, net of cash sold                                       19,241                 1,782
Business acquisitions, net of cash acquired                                                     -              (241,546)
Other investing activities                                                                   (398)                 (727)
                                                                                   --------------       ---------------
     Net cash provided by (used in) investing activities                                   11,081              (298,044)


Financing activities
--------------------
Net short term borrowings (repayments)                                                     (5,548)                  (86)
Principal repayments on long-term debt                                                   (132,687)              (79,448)
Principal borrowings on long-term debt                                                    161,378               364,587
Net commercial paper borrowings                                                                 -                50,124
Net receivables financed                                                                  (18,859)                  (50)
Debt financing costs                                                                       (2,100)                    -
Stock option exercises                                                                          -                 1,405
Other financing activities                                                                    (42)                 (823)
                                                                                   --------------       ---------------
     Net cash provided by financing activities                                              2,142               335,709

Effect of exchange rate changes on cash                                                      (189)               (2,580)
                                                                                   --------------       ---------------

Net increase in cash and cash equivalents                                                     676                 2,477

Cash and cash equivalents - beginning of period                                             6,190                   712
                                                                                   --------------       ---------------

Cash and cash equivalents - end of period                                          $        6,866       $         3,189
                                                                                   ==============       ===============


      See accompanying Notes to Condensed Consolidated Financial Statements

                                    APW Ltd.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Restatements
---------------------



     APW Ltd. (hereinafter referred to as "APW Ltd.", "APW" or "the Company") has determined that accounting improprieties occurred in fiscal 2002, 2001, 2000 and 1999 at one U.S. subsidiary and in fiscal 2001 at one U.K. subsidiary. These accounting improprieties resulted in the overstatement of assets (primarily cash and inventory) and income and the understatement of liabilities (primarily trade accounts payable and accrued compensation and benefits) and expense. As a result, the consolidated financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 as well as the interim results for these periods and the results for the interim periods ended
November 30, 2001 and February 28, 2002 have been restated. The restated consolidated financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 have been included in a Form 10-K/A. Restated condensed financial statement information for the interim periods in the years ended August 31, 2001 and 2000 have been included in Item 8 of the Form 10-K/A. Restated condensed financial statement information for the interim periods ended February 28, 2002 and 2001 are included herein.

A summary of the effects of the restatements are set forth in Note 13.

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

Note 3 - Summary of Significant Accounting Policies
---------------------------------------------------


     Description of Business: APW Ltd. is a leading global provider of
     -----------------------
Technically Enabled Manufacturing Services ("TEMS"), focused on designing and integrating large electronic products. APW has the capabilities to design and manufacture various subsystems for electronic products, including enclosures, thermal management systems, backplanes, power supplies, printed circuit board assemblies, and cabling, either as integrated custom systems or as individual subsystems. In addition, APW provides a wide range of integration services to its customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. APW's focus is on large infrastructure solutions, such as wireless base stations and switches, enterprise hardware and Internet server enclosures. APW is not targeting high volume markets, such as personal computers or cell phone handsets. These offerings provide APW's customers with accelerated time-to-market and decreased time-to-volume production, while reducing their production costs and allowing them to focus on the design and marketing of their products. APW believes the Company's emphasis on technical innovation and vertically integrated engineering and manufacturing expertise, coupled with its total solution approach, which can be delivered on a worldwide basis, differentiates the Company in the marketplace.


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

      Earnings (loss) per share for the three and six months ended February 28, 2002 and 2001 is based on the following (in thousands, except earnings per share amounts):

                                                                 Three Months Ended         Six Months Ended
                                                                    February 28,              February 28,
                                                              -----------------------   -----------------------
                                                                    As Restated               As Restated
                                                              -----------------------   -----------------------
                                                                 2002         2001         2002         2001
                                                              ----------   ----------   ---------    ----------
Numerator:
        Net earnings (loss) for basic and diluted earnings
          per share                                           $ (493,474)  $   (6,963)  $ (530,711)  $    4,716
                                                              ==========   ==========   ==========   ==========

Denominator:
    Weighted average common shares outstanding for
      basic earnings (loss) per share                             40,055       39,444       40,050       39,343

    Net effect of dilutive stock options based on the
      treasury stock method                                            -            -            -        1,876
                                                              ----------   ----------   ----------   ----------

        Weighted average common and potential common shares
          outstanding for diluted earnings (loss) per share       40,055       39,444       40,050       41,219
                                                              ==========   ==========   ==========   ==========

Basic earnings (loss) per share                               $   (12.32)  $    (0.18)  $   (13.25)  $     0.12
                                                              ==========   ==========   ==========   ==========

Diluted earnings (loss) per share                             $   (12.32)  $    (0.18)  $   (13.25)  $     0.11
                                                              ==========   ==========   ==========   ==========

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

Note 5 - Comprehensive Income (Loss)
------------------------------------

     The components of comprehensive income (loss) are as follows (in thousands):


                                                           Three Months Ended           Six Months Ended
                                                              February 28,                February 28,
                                                       ---------------------------  -------------------------
                                                             As Restated                    As Restated
                                                       ---------------------------  -------------------------
                                                           2002           2001         2002          2001
                                                       -------------  ------------  -----------  ------------
   Net earnings (loss)                                  $ (493,474)    $  (6,963)   $(530,711)    $   4,716

   Cumulative effect of change in accounting
    principle for derivatives and hedging
    activities, net of tax                                       -             -            -           168

   Derivative instrument  fair market value adjustment        (724)       (1,030)      (1,379)       (1,072)

   Reclassification of derivative losses to earnings           343            39          539            81

   Foreign currency translation adjustments                   (593)        1,934       (1,696)         (161)
                                                       -------------  ------------  -----------  ------------

   Comprehensive (loss) income                          $ (494,448)    $  (6,020)   $(533,247)    $   3,732
                                                       =============  ============  ===========  ============

Note 6 - Inventories
--------------------

     Inventories consisted of (in thousands):


                                                                          As Restated
                                                             -------------------------------------
                                                               February 28,          August 31,
                                                                   2002                 2001
                                                             ----------------     ----------------
               Raw material                                  $        57,138      $        73,427
               Work-in-progress                                       25,536               31,945
               Finished goods                                         28,203               39,591
                                                             ----------------     ----------------
               Total inventories, gross                              110,877              144,963
               Less: inventory reserves                              (12,975)             (14,026)
                                                             ----------------     ----------------
                            Total inventories                $        97,902      $       130,937
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

     Prior to considering the effects of the restatement as of February 28, 2002, the Company was in compliance under its credit facilities as a result of having all of the financial covenants waived. Based on its current projections, the Company believes that it is probable that it will not meet certain of these covenants for the period ending May, 31, 2002 unless further waived or otherwise amended through ongoing negotiations with its lenders. As such, in accordance with Emerging Issues Task Force Issue ("EITF") 86-30, the Company has classified all of its debt obligations as current as of February 28, 2002. The Company has been pursuing discussions with its lenders concerning a recapitalization plan. The discussions have centered around a recapitalization of the balance sheet that is intended to result in no disruption to the operating subsidiaries and their suppliers, who will be paid in full in the normal course of business. In connection with the recapitalization plan, the Company intends that such plan would entail the following: (i) the conversion of $550.0 million of the current and outstanding debt plus accrued interest to common stock; (ii) the allowance of a new financing line of credit of $110.0 million; (iii) the issuance of common stock (and possible preferred stock or warrants) to the existing lenders so that they would end up owning substantially all of the outstanding capital stock of the Company; (iv) the issuance of warrants to the Company's existing shareholders for some number of additional shares which become exercisable if the lenders receive a return of their initial investment; and (v) the retention of existing management. The Company has been negotiating this plan with the lenders and primarily through its steering committee. To date, the Company and the lenders have agreed in principal on the main terms of the recapitalization plan, but no definitive agreement has yet been agreed to and executed. It is anticipated that the plan will be implemented through a pre-packaged or pre-negotiated Chapter 11 of APW Ltd., the holding company. Consequently, the lenders will have agreed to the terms of the recapitalization plan prior to the filing. This plan would be structured in such a way so that all of the obligations of APW Ltd. (see Note 2 - Holding Company Structure) could be assumed, adjusted or eliminated in a bankruptcy proceeding. The Company and its lenders are structuring the recapitalization of the Company so that only APW Ltd., the holding company, should be affected. Under this plan, the Chapter 11 filing of APW Ltd., the holding company, will not effect, in any direct way the operating subsidiaries and their ability to conduct business normally with their customers and suppliers. In particular, there is no intent to impair the suppliers of the operating subsidiaries. If the Company cannot execute the recapitalization plan as currently conceived, APW Ltd. would likely be forced to file and seek protection under the bankruptcy laws. Given, that at this point there is not a definitive recapitalization plan document agreed to with the Company's lending group and as such, prospectively the Company could be required to meet the future financial covenants of our current amended credit facilities (unless otherwise waived or amended), which the Company feels that at this point is not probable, coupled with the Company's current level of liquidity, there is substantial doubt about the Company's ability to continue as a going concern.

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

Note 13--Restated Financials
----------------------------


         As described in Note 1, the consolidated financial statements as of February 28, 2002 and 2001 and for the three months and six months ended February 28, 2002 and 2001 have been restated. These quarterly statements are unaudited. A review of the consolidated financial statements for the three and six month periods ended February 28, 2001 has not been performed by the Company's independent accountants. A summary of the effects of the restatements follows:

                                    APW Ltd.
                      Consolidated Statement of Operations
                  (Dollars in millions, except per share data)




                                                            For the 3 Months Ended February 28, 2002 (Unaudited)
                                                         ---------------------------------------------------------
                                                               Previously
                                                                Reported      Adjustments        As Restated
                                                              ----------      -----------        -----------
Net sales                                                        $ 200.9         $   --            $ 200.9
Costs of products sold                                             185.2            1.0              186.2
                                                                 -------         ------            -------
Gross profit                                                        15.7           (1.0)              14.7
Engineering, selling and administrative expenses                    51.2            (.3)              50.9
Amortization of intangible assets                                  397.4             --              397.4
Restructuring charges                                                7.5             --                7.5
Gain on sale of subsidiary                                          (8.2)            --               (8.2)
                                                                 -------         ------            -------
Operating loss                                                    (432.2)           (.7)            (432.9)
Net financing costs                                                 16.4             --               16.4

Other income, net                                                    (.1)            --                (.1)
                                                                 -------         ------            -------
Loss before income tax expense                                    (448.5)           (.7)            (449.2)
Income tax expense                                                  40.3            4.0               44.3
                                                                 -------         ------            -------
Net loss                                                         $(488.8)        $ (4.7)           $(493.5)
                                                                 =======         ======            =======
Basic and diluted loss per share:

Loss per share                                                   $(12.20)        $ (.12)           $(12.32)
Weighted average common shares outstanding                        40,055             --             40,055


                                    APW Ltd.
                      Consolidated Statement of Operations
                  (Dollars in millions, except per share data)



                                                      For the 6 Months Ended February 28, 2002 (Unaudited)
                                                      ----------------------------------------------------
                                                          Previously
                                                           Reported      Adjustments        As Restated
                                                          ----------     -----------        -----------
Net sales                                                  $ 420.7        $    --             $ 420.7
Costs of products sold                                       383.2            2.0               385.2
                                                           -------        -------             -------
Gross profit                                                  37.5           (2.0)               35.5
Engineering, selling and administrative expenses              91.5            (.5)               91.0
Amortization of intangible assets                            403.7             --               403.7
Restructuring charges                                         17.5             --                17.5
Gain on sale of subsidiary                                    (8.2)            --                (8.2)
                                                           -------        -------             -------
Operating loss                                              (467.0)          (1.5)             (468.5)
Net financing costs                                           30.9             --                30.9

Other income, net                                              (.5)            --                 (.5)
                                                           -------        -------             -------
Loss before income tax expense                              (497.4)          (1.5)             (498.9)
Income tax expense                                            28.1            3.7                31.8
                                                           -------        -------             -------
Net loss                                                   $(525.5)       $  (5.2)            $(530.7)
                                                           =======        =======             =======
Basic and diluted loss per share:

Loss per share                                             $(13.12)       $  (.13)            $(13.25)
Weighted average common shares outstanding                  40,050             --              40,050



                                    APW Ltd.
                           Consolidated Balance Sheet
                              (Dollars in millions)




                                                                            February 28, 2002 (Unaudited)
                                                                -----------------------------------------------------
                                                                       Previously
                                                                        Reported       Adjustments      As Restated
                                                                       ----------      -----------      -----------
ASSETS
------
Current assets

  Cash and cash equivalents                                             $    9.0      $    (2.1)           $   6.9
  Accounts receivable, net                                                  94.4             --               94.4
  Inventories                                                              104.1           (6.2)              97.9
  Prepaid expenses                                                          16.8            (.3)              16.5
                                                                -----------------    -----------  -----------------
    Total current assets                                                   224.3           (8.6)             215.7

Property, plant and equipment                                              431.7             --              431.7
  Less: Accumulated depreciation                                          (212.2)            --             (212.2)
                                                                -----------------    -----------  -----------------
    Net property, plant and equipment                                      219.5             --              219.5

Goodwill, net                                                              301.6             --              301.6
Other intangibles, net                                                       4.2             --                4.2
Other assets                                                                47.5             .1               47.6
                                                                -----------------    -----------  -----------------
    Total assets                                                        $  797.1      $    (8.5)           $ 788.6
                                                                =================    ===========  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities

  Short-term borrowings                                                 $  644.0      $      --            $ 644.0
  Trade accounts payable                                                    80.2            1.4               81.6
  Accrued compensation and benefits                                         28.2             .6               28.8
  Income taxes payable                                                      43.9             --               43.9
  Other current liabilities                                                 65.1             .6               65.7
                                                                -----------------    -----------  -----------------
    Total current liabilities                                              861.4            2.6              864.0

Other long-term liabilities                                                 38.3             --               38.3

Shareholders' equity

  Common stock                                                                .4             --                 .4
  Share premium                                                            679.4             --              679.4
  Accumulated deficit                                                     (753.4)         (11.1)            (764.5)
  Accumulated other comprehensive loss                                     (29.0)            --              (29.0)
                                                                -----------------    -----------  -----------------
    Total shareholders' equity                                            (102.6)         (11.1)            (113.7)
                                                                -----------------    -----------  -----------------
    Total liabilities and shareholders' equity                          $  797.1      $     (8.5)           $ 788.6
                                                                =================    ===========  =================


                                    APW Ltd.
                 Consolidated Condensed Statement of Cash Flows
                              (Dollars in millions)


                                               For the 6 Months Ended February 28, 2002 (Unaudited)
                                               ----------------------------------------------------
                                               Previously
                                                Reported           Adjustments          As Restated
                                               ----------          -----------          -----------

Net loss                                        $(525.5)              $(5.2)              $(530.7)

Net cash used in operating activities             (12.6)                 .2                 (12.4)

Net cash provided by investing activities          11.1                  --                  11.1

Net cash provided by financing activities           2.2                  --                   2.2

Effect of exchange rate changes on cash             (.2)                 --                   (.2)

Net increase in cash and cash equivalents            .5                  .2                    .7

Cash and cash equivalents-beginning of year         8.5                (2.3)                  6.2

Cash and cash equivalents-end of year           $   9.0               $(2.1)              $   6.9

                                    APW Ltd.
                      Consolidated Statement of Operations
                  (Dollars in millions, except per share data)




                                                      For the 3 Months Ended February 28, 2001 (Unaudited)
                                                      ----------------------------------------------------
                                                         Previously
                                                          Reported       Adjustments        As Restated
                                                         ----------      -----------        ------------
Net sales                                                  $ 317.6        $    --            $ 317.6
Costs of products sold                                       254.2            1.7              255.9
                                                           -------        -------            -------
Gross profit                                                  63.4           (1.7)              61.7
Engineering, selling and administrative expenses              57.3            (.1)              57.2
Amortization of intangible assets                              6.4             --                6.4
                                                           -------        -------            -------
Operating loss                                                 (.3)          (1.6)              (1.9)
Net financing costs                                            7.3             --                7.3

Other expense, net                                              .8             --                 .8
                                                           -------        -------            -------
Loss before income tax benefit                                (8.4)          (1.6)             (10.0)
Income tax benefit                                            (2.5)           (.6)              (3.1)
                                                           -------        -------            -------
Net loss                                                   $  (5.9)       $  (1.0)           $  (6.9)
                                                           =======        =======            =======
Basic and diluted loss per share:

Loss per share                                             $  (.15)       $  (.03)           $  (.18)
Weighted average common shares outstanding                  39,444             --             39,444


                                    APW Ltd.
                      Consolidated Statement of Operations
                  (Dollars in millions, except per share data)



                                                      For the 6 Months Ended February 28, 2001 (Unaudited)
                                                      ----------------------------------------------------
                                                         Previously
                                                          Reported        Adjustments        As Restated
                                                         ----------       -----------        -----------
Net sales                                                  $ 677.3          $    --            $ 677.3
Costs of products sold                                       523.2              3.3              526.5
                                                           -------          -------            -------

Gross profit                                                 154.1             (3.3)             150.8
Engineering, selling and administrative expenses             113.3               --              113.3
Amortization of intangible assets                             12.4               --               12.4
Loss on sale of subsidiary                                     2.7               --                2.7
                                                           -------          -------            -------
Operating earnings                                            25.7             (3.3)              22.4
Net financing costs                                           13.8               --               13.8

Other expense, net                                             1.0               --                1.0
                                                           -------          -------            -------
Earnings before income tax expense                            10.9             (3.3)               7.6
Income tax expense                                             4.0             (1.1)               2.9
                                                           -------          -------            -------
Net earnings                                               $   6.9          $  (2.2)           $   4.7

Basic earnings per share:
Earnings per share                                         $   .17          $  (.05)           $   .12
Weighted average common shares outstanding                  39,343               --             39,343

Diluted earnings per share:
Earnings per share                                         $   .17          $  (.06)           $   .11
Weighted average common shares outstanding                  41,219               --             41,219


                                    APW Ltd.
                 Consolidated Condensed Statement of Cash Flows
                              (Dollars in millions)


                                                  For the 6 Months Ended February 28, 2001 (Unaudited)
                                                  ----------------------------------------------------
                                                      Previously      Adjustments       As Restated
                                                       Reported
                                                      ----------      -----------       -----------
Net earnings                                           $   6.9          $(2.2)           $   4.7

Net cash used in operating activities                    (31.4)          (1.2)             (32.6)

Net cash used in investing activities                   (298.0)            --             (298.0)

Net cash provided by financing activities                335.7             --              335.7

Effect of exchange rate changes on cash                   (2.6)            --               (2.6)

Net increase in cash and cash equivalents                  3.7           (1.2)               2.5

Cash and cash equivalents-beginning of year                 .6             .1                 .7

Cash and cash equivalents-end of year                  $   4.3          $(1.1)           $   3.2


Note 14 - Reorganization Under Chapter 11

     On May 16, 2002, APW Ltd. (in provisional liquidation) (hereinafter referred to as "APW Ltd.", "APW" or "the Company"), a Bermuda company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court") (Case No. 02-12335). The proceeding involved only APW Ltd., the Bermuda company, and Vero Electronics, Inc., a non-operating entity and subsidiary of APW Ltd. (Case No. 02-12334). All other subsidiaries of the Company were excluded from the proceeding and continue to conduct business with customers and suppliers in the ordinary course. The Company continued to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The bankruptcy proceedings are being jointly administered under Case No. 02-12334 (PCB).

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This amendment on Form 10-Q/A #1 amends Items 1 and 2 of the Quarterly Report of APW Ltd. (the "Company") on Form 10-Q previously filed for the three months and six months ended February 28, 2002 and 2001. This Quarterly Report on Form 10-Q/A #1 is filed in connection with the Company's restatement of its financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 and for the quarters ended February 28, 2002, November 30, 2001, February 28, 2001 and November 30, 2000. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Quarterly Report on Form 10-Q/A #1 is as of the date referenced for such information in the original filing or, if no date is referenced for information in the original filing, as of the date of such filing.

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

Gross Profit

      Gross profit for the fiscal 2002 second quarter was $14.6 million compared to $61.7 million in the fiscal 2001 second quarter, a decrease of 76.3%. As a percentage of net sales, the fiscal 2002 second quarter gross profit was 7.2% compared to 19.4% in the fiscal 2001 second quarter. The decrease in gross profit as a percentage of net sales is primarily a result of a combination of factors: (i) $7.0 million of costs related to facility closures (primarily equipment write-offs); (ii) under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes; and (iii) a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins.

Operating Expenses

      Operating expenses in the fiscal 2002 second quarter were $50.9 million compared to $57.2 million in the fiscal 2001 second quarter. As a percentage of net sales, operating expenses were 25.4% for the fiscal 2002 second quarter, compared to 18.0% for the fiscal 2001 second quarter. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. Operating expenses have been reduced by $6.3 million from the fiscal 2001 second quarter. The reduction in operating expenses is primarily due to the restructuring and cost reduction efforts we have made. Although operating expenses have been reduced from the fiscal 2001 second quarter, operating expenses as a percentage of net sales increased due to the under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes.

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

Operating Loss

      We incurred an operating loss of $432.9 million in the fiscal 2002 second quarter compared to $1.9 million in the fiscal 2001 second quarter. The operating loss was primarily due to: (i) a $391.6 million goodwill and other intangible asset impairment charge; (ii) a $7.5 million restructuring charge;
(iii) $9.4 million of costs related to facility closures (primarily equipment impairment charges); and (iv) reduced sales volumes, driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during the fiscal 2002 second quarter.

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

Income Tax Expense

      We recorded income tax expense in the fiscal 2002 second quarter of $44.3 million compared to a $3.1 million income tax benefit in the fiscal 2001 second quarter. Included in our fiscal 2002 second quarter tax expense is a charge of $128.7 million to increase our valuation allowance to $138.5 million at February 28, 2002. As a result of this charge, our net deferred tax asset balance was reduced to $0.4 million at February 28, 2002. We will continue to record a valuation allowance to offset any future income tax benefits until it is more likely than not that we will be able to realize such benefits.

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

Gross Profit

     Gross profit for the fiscal 2002 six months was $35.5 million compared to $150.8 million in the fiscal 2001 six months, a decrease of 76.5%. As a percentage of net sales, the fiscal 2002 six months gross profit was 8.4% compared to 22.3% in the fiscal 2001 six months. The decrease in gross profit as a percentage of net sales is primarily a result of a combination of factors: (i) $16.6 million of costs related to facility closures (primarily equipment write-offs); (ii) under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes; and
(iii) a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins.

Operating Expenses

     Operating expenses in the fiscal 2002 six months were $91.1 million compared to $113.3 million in the fiscal 2001 six months. As a percentage of net sales, operating expenses were 21.7% for the fiscal 2002 six months, compared to 16.7% for the fiscal 2001 six months. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. Operating expenses have been reduced by $21.8 million from the fiscal 2001 six months. The reduction in operating expenses is primarily due to the restructuring and cost reduction efforts we have made. Although operating expenses have been reduced from the fiscal 2001 six months, operating expenses as a percentage of net sales increased due to the under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes.

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

Operating Loss

     We incurred an operating loss of $468.5 million in the fiscal 2002 six months compared to operating earnings of $22.4 million in the fiscal 2001 six months. The operating loss was primarily due to: (i) a $391.6 million impairment of goodwill and other intangible assets; (ii) a $17.5 million restructuring charge; (iii) $19.1 million of costs related to facility closures (primarily equipment impairment charges); and (iv) reduced sales volumes, driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during the fiscal 2002 six months.

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

Income Tax Expense


     We recorded income tax expense in the fiscal 2002 six months of $31.8 million compared to $2.9 million in the fiscal 2001 six months. Included in our fiscal 2002 six months tax expense is a charge of $128.7 million to increase our valuation allowance to $138.5 million at February 28, 2002. As a result of this charge, our net deferred tax asset balance was reduced to $0.4 million at February 28, 2002. We will continue to record a valuation allowance to offset any future income tax benefits until it is more likely than not that we will be able to realize such benefits.


Liquidity and Capital Resources

Cash Flows

     Cash and cash equivalents totaled $6.9 million at February 28, 2002 and $6.2 million at August 31, 2001.

     Net cash used in operating activities in the fiscal 2002 six months was $12.4 million compared to $32.6 million used in the fiscal 2001 six months. The net use of cash in the fiscal 2002 six months was primarily due to restructuring and related payments totaling $12.0 million. Other net uses of cash included the funding of operating losses, and payments to professional advisors, offset by a source of cash from primary working capital (receivables, inventory, and payables).

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

     We lease, through various subsidiaries, certain facilities and equipment under various lease agreements generally over periods of one to twenty years. Under most arrangements, we also pay the property taxes, insurance, maintenance and expenses related to the leased properties. Future obligations on non-cancelable operating leases in effect at February 28, 2002 are: $21.3 million for the remainder of fiscal 2002; $25.5 million in fiscal 2003 and $164.2 million thereafter. These amounts represent amounts that have previously been disclosed in our Form 10-K/A for the twelve months ended August 31, 2002 as adjusted for the current year's activity. Included in the February 28, 2002 Condensed Consolidated Balance Sheet are $11.3 million of lease exit reserves that would reduce our future obligations listed above. Total rental expense under operating leases for the fiscal 2002 six months was approximately $14.5 million.


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


     Prior to considering the effects of the restatement, as of February 28, 2002 the Company was in compliance under its credit facilities as a result of having all of the financial covenants waived. Based on its current projections, the Company believes that it is probable that it will not meet certain of these covenants for the period ending May, 31, 2002 unless further waived or otherwise amended through ongoing negotiations with its lenders. As such, in accordance with Emerging Issues Task Force Issue ("EITF") 86-30, the Company has classified all of its debt obligations as current as of February 28, 2002. The Company has been pursuing discussions with its lenders concerning a recapitalization plan. The discussions have centered around a recapitalization of the balance sheet that is intended to result in no disruption to the operating subsidiaries and their suppliers, who will be paid in the normal course of business. In connection with the recapitalization plan, the Company intends that such plan would entail the following: (i) the conversion of $550.0 million of the current and outstanding debt plus accrued interest to common stock; (ii) the allowance of a new financing line of credit of $110.0 million; (iii) the issuance of common stock (and possible preferred stock or warrants) to the existing lenders so that they would end up owning substantially all of the outstanding capital stock of the Company; (iv) the issuance of warrants to the Company's existing shareholders for some number of additional shares which become exercisable if the lenders receive a return of their initial investment; and (v) the retention of existing management. The Company has been negotiating this plan with the lenders and primarily through its steering committee. To date, the Company and the lenders have agreed in principal on the main terms of the recapitalization plan, but no definitive agreement has yet been agreed to and executed. It is anticipated that the plan will be implemented through a pre-packaged or pre-negotiated Chapter 11 of APW Ltd., the holding company. Consequently, the lenders will have agreed to the terms of the recapitalization plan prior to the filing. This plan would be structured in such a way so that all of the obligations of APW Ltd. (see Note 2 to the Condensed Consolidated Financial Statements - Holding Company Structure) could be assumed, adjusted or eliminated in a bankruptcy proceeding. The Company and its lenders are structuring the recapitalization of the Company so that only APW Ltd., the holding company, should be affected. Under this plan, the Chapter 11 filing of APW Ltd., the holding company, will not effect, in any direct way the operating subsidiaries and their ability to conduct business normally with their customers and suppliers. In particular, there is no intent to impair the suppliers of the operating subsidiaries. If we cannot execute the recapitalization plan as currently conceived, APW Ltd. would likely be forced to file and seek protection under the bankruptcy laws. Given, that at this point there is not a definitive recapitalization plan document agreed to with our lending group and as such, prospectively the Company could be required to meet the future financial covenants of our current amended credit facilities (unless otherwise waived or amended), which the Company feels that at this point is not probable, coupled with the Company's current level of liquidity, there is substantial doubt about the Company's ability to continue as a going concern.

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

     At February 28, 2002 and March 31, 2002, we had $23.3 million and $12.3 million, respectively, of borrowings available under our two credit facilities and $6.9 million in cash as of February 28, 2002. To provide additional liquidity, we have been extending payables beyond their normal payment terms. At February 28, 2002 and March 31, 2002, although we sold all eligible accounts receivable under our accounts receivable facility, we had the availability to sell an incremental $40.9 million and $40.8 million, respectively. Our future, liquidity could further decline if we experience a negative variance from our expected operating results or if we do not receive additional deferments of interest on our credit facilities from our lenders.

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

       Mr. Heckel's and Mr. McGoey's terms expire in 2005 and Mr. D'Avanzo's term expires in 2004.

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


(c) Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(d) Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 APW Ltd. (n/k/a BQX Ltd.)
                                 (in provisional liquidation)

                                 -------------------------
                                 (Registrant)


Date:  November 12, 2002         By: /s/ Richard D. Carroll
                                     ----------------------

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


Date: November 12, 2002

/s/ Richard G. Sim
---------------------------
Richard G. Sim
President and Chief Executive Officer

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



Date: November 12, 2002

/s/ Richard D. Carroll
----------------------
Richard D. Carroll
Vice President and Chief Financial Officer