Form 10-K
period 2002-08-31
APW LTD
filed 2002-12-27
CIK 1111938

================================================================================

                 The following 10-K is subject to a Form 12b-25.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended August 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                           Commission File No. 1-15851

                                    APW Ltd.
             (Exact name of Registrant as specified in its charter)

             Bermuda                                    98-0377209
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

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
     Warrants to purchase common shares with an exercise price of $1,795.80
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     [X] Yes  [_] No

     There is no market for our common shares, therefore, we are unable to calculate the market value of our shares.

================================================================================

                                    APW Ltd.

                                     INDEX

                                                                                                 Page
                                                                                                 ----
                                     PART I
                                     ------
Item 1.    Business ...........................................................................     3
Item 2.    Properties .........................................................................     8
Item 3.    Legal Proceedings ..................................................................     9
Item 4.    Submission of Matters to a Vote of Security Holders ................................     9

                                    PART II
                                    -------
Item 5.    Market for Registrant's Common Equity and Related Stockholders Matters .............     9
Item 6.    Selected Financial Data ............................................................    10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations .......................................................................    12
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk .........................    27
Item 8.    Financial Statements and Supplementary Data ........................................    28
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure .......................................................................    28

                                    PART III
                                    --------
Item 10.   Directors and Executive Officers of the Registrant .................................    28
Item 11.   Executive Compensation .............................................................    31
Item 12.   Security Ownership of Certain Beneficial Owners and Management .....................    34
Item 13.   Certain Relationships and Related Transactions .....................................    35
Item 14.   Controls and Procedures ............................................................    37

                                    PART IV
                                    -------
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................    38
Certifications ................................................................................    70

                FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS

     Certain statements contained in this document, as well as statements in other Company communications, which are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. The terms "anticipate", "believe", "estimate", "expect", "objective", "plan", "project" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results or events to differ materially from those contemplated by such forward-looking statements. In addition to the assumptions and other factors referred to specifically in connection with such statements, factors that may cause actual results or events to differ materially from those contemplated by such forward-looking statements include, without limitation, general economic conditions, market conditions in the computer, semiconductor, telecommunication, and electronic industries in North America, South America, Europe and Asia, market acceptance of existing and new products, successful integration of acquisitions, implementation of restructuring plans, competitive product and pricing pressures, foreign currency risk, interest rate risk, the Company's ability to access capital markets and other factors that may be referred to in APW Ltd.'s reports filed with the Securities and Exchange Commission from time to time.

     When used herein, the terms "APW Ltd.," "APW," and the "Company" refer to APW Ltd. and its subsidiaries and other entities, unless the context requires otherwise. The terms "Predecessor Company" refer to APW Ltd., or the Company prior to the confirmed amended plan of reorganization dated July 31, 2002 and "Successor Company" refer to APW Ltd. or the Company from August 1, 2002 and prospectively. When used herein, the terms "Applied Power Inc.," "Applied Power," and "Actuant" refer to Actuant Corporation (Predecessor Company's former parent company) and its subsidiaries and other entities, unless the context requires otherwise. On August 20, 2002, our Board of Directors adopted a resolution to amend our capital structure to effect a four-for-one reverse share split of our common shares. By unanimous written consent dated September 11, 2002, our shareholders approved the reverse share split. The amendment was effective on December 18, 2002. Unless otherwise indicated, all references herein to the average number of common shares and related per share amounts have been restated to reflect the reverse share split.

                                     PART I

Item 1. Business

   Description of the Business

     APW Ltd. is a leading global provider of Technically Enabled Manufacturing Services ("TEMS"), focused on designing and integrating large electronic products. APW Ltd. has the capabilities to design and manufacture various subsystems for electronic products, including enclosures, thermal management systems, backplane assemblies, power supplies, printed circuit board assemblies (PCBAs), and cabling, either as integrated custom systems or as individual subsystems. In addition, we provide a wide range of integration services to our customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. Our focus is large infrastructure solutions, such as wireless base stations and switches, enterprise hardware and internet server enclosures. We are not targeting high volume markets, such as personal computers or cell phone handsets. These offerings provide our customers with accelerated time-to-market and decreased time-to-volume production, while reducing their production costs and allowing them to focus on the design and marketing of their products. We believe our emphasis on technical innovation and selected vertically integrated engineering and manufacturing expertise, coupled with our total solution approach, which can be delivered on a worldwide basis, differentiates us in the marketplace.

     APW Ltd. is organized as one reportable segment operating in approximately 25 locations throughout North America, South America, Europe and Asia. We provide our solutions and services to original equipment manufacturers ("OEMs"), primarily in the communications (datacom and telecom), computing (enterprise hardware--large servers, large data storage, networking),Internet (application service providers and Internet service providers), medical, semiconductor equipment, financial services and other specialty markets. We believe that our size, global reach, product breadth, depth of engineering experience, scope of services, and demonstrated expertise uniquely position us to win large manufacturing contracts from leading global OEMs in our target markets. Our customers include industry leaders such as Applied Materials, Cymer, Ericsson, Fujitsu, Hewlett-Packard, IBM, LAM Research, Lucent, Motorola, NCR, Nortel Networks and Sun Microsystems. We believe that these customers will provide us with growth opportunities due to their desire to migrate from a fragmented regional supply base to an integrated global supply capability, such as we offer.

Holding Company Structure:

     APW Ltd. the holding company, has no significant assets other than investments in the stock of its wholly owned subsidiaries, intellectual property and intercompany receivables. Its indebtedness, is collateralized by substantially all of the assets, including the capital stock, of its subsidiaries. The holding company relies on dividends and distributions from its subsidiaries as its primary source of cash, primarily to service its indebtedness.

    Our Recent Bankruptcy Filing

     On May 16, 2002, APW Ltd., our Predecessor Company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New

York ("Bankruptcy Court") (Case No. 02-12335). The proceeding involved only APW Ltd. (the holding company) and Vero Electronics, Inc. ("Vero"), a non-operating entity and subsidiary of APW Ltd. (Case No. 02-12334). All of our other subsidiaries were excluded from the proceeding and continued to conduct business with customers and suppliers in the ordinary course.

     On May 30, 2002, a proceeding (the "Bermuda Proceeding") was commenced pursuant to the Companies Act 1981 with respect to our Predecessor Company in the Bermuda Supreme Court in connection with a winding-up petition. On May 30, 2002, the Bermuda court appointed Malcolm L. Butterfield of KPMG Bermuda and Philip W. Wallace of KPMG, London, England as joint provisional liquidators of Predecessor Company (or, as referred to herein, the "JPLs") with limited supervisory powers. The appointment of the JPLs and statutory stay enabled the JPLs to perform supervisory and oversight of the management of APW while reviewing the plan of reorganization with a view to its treatment of creditors. On July 22, 2002, the JPLs were granted various powers, including the power to authorize the sale of any business, operation, subsidiary, division or other significant asset of APW.

   Confirmation of Plan of Reorganization and Emergence

     On July 24, 2002, the Bankruptcy Court, following a hearing on July 23, 2002, entered an order confirming APW's and Vero's Amended and Restated Plan of Reorganization dated June 19, 2002 (as modified, amended or supplemented, the "Amended POR"). APW emerged from bankruptcy on July 31, 2002.

     Pursuant to the terms of the Amended POR approved by the Bermuda Supreme Court, all of the assets and liabilities which were to be retained by APW under the original Plan were transferred to AWP Ltd. ("AWP"), a newly formed Bermuda company. One of the assets transferred was the right to use the name "APW Ltd.," and the newly formed entity became the successor-in-interest to APW. After consummation of the Amended POR, APW changed its name to BQX Ltd. and AWP Ltd. changed its name to APW Ltd. These changes became effective on July 31, 2002. BQX Ltd. (our predecessor) is in liquidation.

     Pursuant to the Amended POR, on July 29, 2002, 460,227 new common shares of APW Ltd., $.08 par value, were authorized and 250,000 common shares were designated for distribution to holders of allowed claims against our Predecessor Company.

   APW Background

     In the mid-1990's, the Electronics business (the "Electronics business") of Applied Power Inc. ("Applied Power" and "APW Ltd.'s former parent company") experienced rapid growth based, in part, on providing technical furniture and enclosures to house servers for local area networks. Based on its exposure to the electronic enclosure market, Applied Power began dedicating significant resources in late 1996 to exploit the identified potential in this market. Through a series of acquisitions in North America and Europe and internal growth, the Electronics business of Applied Power established a leading global position in the integrated enclosure systems sector of the Electronic Manufacturing Services ("EMS") industry.

     On January 26, 2000, Applied Power's board of directors authorized management to pursue a spin-off of the Electronics business (the "Distribution") to more effectively capitalize on the opportunities in this market. Prior to the Distribution, Predecessor Company APW Ltd. (now BQX Ltd.) was reorganized as a Bermuda company. Effective July 31, 2000, Predecessor Company APW was spun-off with shareholders of Applied Power common stock as of the July 21, 2000 record date receiving one share of Predecessor Company APW Ltd. common stock for every Applied Power share owned. Predecessor Company's common stock currently still exists, but there is no public trading market for the stock and it is believed to be worthless.

     Since September 1996, we completed approximately 20 acquisitions of enclosures and other companies. These acquisitions allowed us to strengthen our product and service offering, establish leading global capabilities and diversify our customer base. The acquisition of Vero Group plc ("Vero") in June 1998 provided us with a strong base of operations in the European enclosures market and significant engineering and test capabilities, as well as entry into the power supply market. Our July 1998 merger with ZERO Corporation ("ZERO") enabled us to increase the scale of our North American enclosure operations, while also providing a leading position in the thermal management market. The acquisition of Rubicon plc ("Rubicon") in September 1998 expanded our presence in Ireland and Scotland for integrated custom enclosures. The acquisition of Mayville Metal Products ("Mayville") in February 2001 increased our ability to design, manufacture and integrate large outdoor enclosures, primarily for the telecom industry. In addition, we have completed niche acquisitions that have provided access to new customers and additional geographic coverage. Our product scope is targeted at large products that are key to the global infrastructure supporting the information age. Our strategy is to avoid high volume consumer products, such as personal computers and cell phone handsets.

     The accompanying consolidated financial statements have been prepared on two different basis; (1) for the fiscal year ended August 31, 2002 and the one month of cash flows and operations ending August 31, 2002, Successor Company has prepared its financial statements according to the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). In accordance with the principles of this statements and upon the adoption of fresh start accounting, Successor Company has adjusted its assets and liabilities to their "fair values" as of July 31, 2002 (the "Effective Date"), with the excess of the Successor Company's reorganization value over the fair value of its tangible and identifiable intangible assets and liabilities reported as goodwill in the Consolidated Balance Sheet, (2) for all other periods presented, the financial statement presentation assumes that the electronics business that was contributed to APW Ltd. in connection with its spin-off was organized as a separate legal entity.

   Services and Products

     We offer a broad range of value-added services to provide our OEM customers with a vertically integrated solution for the development, manufacture and distribution of a product.

     New Product Design. New Product Introduction Centers ("NPICs") provide services to help the customer achieve production designs that are cost effective and that enable customers to produce commercial volumes within a short period of time. The New Product Introduction ("NPI") process is most effective when a customer uses it at the concept phase of the product's development cycle. NPI can include technology selection; design, test and material strategies; best practices design and development engineering services; and rapid circuit board and system prototype build services. NPICs in the United Kingdom, Southern California and China provide customers with comprehensive and rapid turnaround prototype design for integrated solutions. We have also established NPICs at several other facilities for specific product applications. We work closely with our OEM customers' development teams from the early stages of product development. Our development teams design all the electro-mechanical aspects of our customers' products with a focus on reducing costs and increasing ease of manufacturing. We can design everything that goes into large electronic products. In addition to fast prototype capability, our NPICs provide complete in-house testing, airflow analysis, safety agency approvals, Electro-Magnetic Interference/Radio Frequency Interference emission compliance, and testing for shock, vibration, FCC and environmental compliance.

     Manufacturing. Our manufacturing operations include hard and soft metal tooling, plastic injection molded and structural foam parts, tool and die design and manufacturing, thermal management componentry, power supplies, backplane assemblies, cable assembly and printed circuit board population in Europe and North America. We manufacture components, subassemblies and systems both for sale as standard products and for incorporation into our custom integrated electronics enclosure systems. We employ just-in-time, single piece flow manufacturing and continuous improvement processes to reduce costs and shorten lead times. We are committed to maintaining World Class practices in our manufacturing operations and employ numerous techniques, including Kaizen events and global standardization, to continuously identify areas of improvement in our processes. We believe that our ability to achieve high levels of quality and delivery for highly customized products that have low, uneven demand is a competitive advantage.

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

     Integration and Testing. We provide a wide range of services, from component assembly (Level 0 Services) to full system integration services (Level 5 Services) for enclosures with power supplies, thermal management assemblies and active boards completely assembled, wired and fully functionally tested. Our assembly services allow our customers to rapidly bring their products to market at reduced costs, utilizing advanced manufacturing and testing technology. Our engineers continuously evaluate our ongoing manufacturing and assembly processes and recommend improvements to reduce costs, improve quality and shorten lead times. We offer comprehensive in-house testing, airflow analysis, safety agency approvals, and EMI/RFI compliance, as well as shock, vibration, FCC and environmental compliance. Each product is subjected to a battery of tests that verify the performance of every component.

   Electro-Mechanical Products

     We manufacture a wide range of electro-mechanical subsystems, which are either combined to produce large electronic products or sold separately. Our products include enclosures, racks, thermal management systems, power supplies, PCBAs and cabling. We believe that the combination of our extensive manufacturing services capabilities, coupled with our ability to provide a wide range of high quality electro-mechanical subsystems provides us a competitive advantage in the EMS industry.

     Enclosures. We are a leading global manufacturer of enclosures and racks for the electronics industry. We have an integrated global network of approximately 15 enclosure manufacturing and integration facilities with operations in the Americas, Europe and Asia. We believe this manufacturing infrastructure for integrated enclosure solutions is unequaled in the industry and allows us to better serve the international needs of our global electronics OEM customers.

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

      Backplane Assemblies. We can integrate a wide range of standard and custom backplanes into our electronics enclosure systems. Backplanes are complex, multi-layered printed circuit boards (a circuit for an electronic apparatus made by depositing conductive material in continuous paths from terminal to terminal on an insulating surface) that are used in an electronic system to interconnect various components.

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

      Power Supplies. We manufacture a complete range of fault-tolerant power supplies for electronics systems. Our power supply products are designed either AC or DC input and single or multiple output. The majority of our power supplies are developed in cooperation with our customers to meet their power supply requirements.

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

      Our ten largest customers comprised 48% of our net sales in fiscal 2002, with one customer, Ericsson, accounting for 10% of sales. We believe that the loss of any one major customer would not create an adverse affect on our results of operations, cash flows or financial position.

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

   Patents, Tradenames, Trademarks and Other Intellectual Property

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

   Competition

      Our industry is a highly competitive industry and we believe our market is highly fragmented. We face competition from numerous local, regional and a number of large traditional EMS manufacturers. While price is always important, APW Ltd. believes that other parameters such as new product design, technical innovation, quality, global operations and delivery are equally or more important. APW Ltd. believes that its array of global capabilities will continue to serve as a competitive advantage and would be difficult to replicate.

   Research and Development

      APW Ltd. employs over 250 engineers who primarily design new products. Expenditures for APW Ltd. research and development were $0.2 million, $2.0 million, $5.1 million and $6.1 million for the one month ended August 31, 2002, eleven months ended July 31, 2002, fiscal years 2001 and 2000, respectively. Costs for such research and development are either paid for by the customer or amortized in the product cost. Included in the above amounts are $0.1 million, $0.6 million, $0.8 million and $0.9 million of customer sponsored research and development for the one month ended August 31, 2002, eleven months ended July 31, 2002, fiscal years 2001 and 2000, respectively. Generally, we do not design products without an opportunity for production. The larger, more complicated products that APW Ltd. competes for often involve lengthy development programs before they go into production. Complex integrated systems are typically developed at one of our two NPICs which operate as profit centers. Specific custom products may be developed elsewhere.

   Environmental Compliance

      The Company has facilities in a number of geographic locations that are subject to a wide range of environmental laws and regulations. Compliance with these laws has and will require expenditures on a continuing basis. Predecessors to APW Ltd. have been identified by the United States Environmental Protection Agency ("EPA") as "Potentially Responsible Parties" regarding various multi-party Superfund sites. Potentially Responsible Parties are jointly and severally liable with respect to Superfund site remediation liabilities. Based on our investigations, we believe that we are a de minimis participant in certain of these sites. As to two sites, we are a minor participant, and our share of estimated cleanup costs is not expected to exceed $1.1 million and $2.3 million , respectively. In addition, we are also involved in other state clean up actions for which we believe the aggregate costs of remediation are adequately reserved.

      We anticipate that environmental costs will be expensed or capitalized depending on their future economic benefits. Expenditures that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental expenditures over the last three years for APW Ltd. have not been significant. Although the level of future expenditures for environmental remediation is impossible to determine with any degree of certainty, in our opinion these costs are not likely to have a material adverse effect on our financial position, results of operations or cash flows. Environmental remediation accruals of $5.6 million and $4.4 million were included in the Consolidated Balance Sheets for APW Ltd. and its subsidiaries at August 31, 2002 and 2001, respectively.

   Employees and Labor Relations

      As of August 31, 2002, the Company employed approximately 5,600 people. Generally, our European employees are represented by local workforce agreements. In North America, approximately 280 employees are represented by collective bargaining agreements. APW Ltd. believes that its relationship with its employees is good.

      Item 2. Properties

      APW Ltd. operates in approximately 25 locations, strategically located around the world to service its international customer base. APW believes the breadth of its geographic coverage is a key competitive advantage. Our principal manufacturing facilities are listed below. Our corporate activities are located in offices in Waukesha, Wisconsin USA, and Chandlers Ford, United Kingdom.

   Location                              Size (sq. feet)     Owned/Leased
   --------                              ---------------     ------------
   Americas
   --------
   Anaheim, California (2)                   376,000            Leased
   Irvine, California                         35,000            Leased
   Poway, California                         142,000            Leased
   Worcester, Massachusetts                  246,000            Leased
   Champlin, Minnesota                       184,000            Leased
   Mount Olive, New Jersey                    45,000            Leased
   Creedmoor, North Carolina                 160,000            Owned
   Erie, Pennsylvania                        213,000            Leased
   Garland, Texas (1)                        182,000            Leased
   Radford, Virginia                          65,000            Leased
   Mayville, Wisconsin                       500,000            Owned
   Oak Creek, Wisconsin                       75,000            Leased
   Campinas, Brazil                          200,000            Owned

   Europe and Asia
   ---------------
   Eastleigh, England (1)                    129,000            Leased
   Middlesex, England                        155,000            Leased
   Sheffield, England                        107,000            Owned
   Smethwick, England                         29,000            Leased
   Southampton, England (2)                  188,000            Leased
   Hamilton, Scotland (1)                    107,000            Owned
   Dublin, Ireland                           110,000            Leased
   Galway, Ireland                           117,000            Leased
   Cork, Ireland                              46,000         Owned/Leased
   Beauvais, France                           40,000         Owned/Leased
   Aarup, Denmark                             58,000            Owned
   Torinese, Italy                            45,000            Owned
   Shanghai, China (2)                       220,000            Leased
   Plonsk, Poland                            210,000            Leased

(1) Subsequent to August 31, 2002, APW Ltd. management has approved and announced a formal plan to close or downsize this facility. Management currently anticipates that facility closure and all related activities will be substantially complete within one year of the commitment dates of the respective exit plans, except for certain lease exit costs that will extend through the remaining lease term.

(2)   More than one facility at this location.

Item 3. Legal Proceedings

      APW Ltd. and its subsidiaries are parties to various legal proceedings that have arisen in the normal course of business. These legal proceedings typically include product liability, warranty, environmental, labor, patent and contract claims, and commission disputes. The Company has recorded reserves for estimated losses based on the specific circumstances of each matter. Such reserves are recorded when it is probable that a loss has been incurred as of the balance sheet date and the amount of such loss can be reasonably estimated. In our opinion, based on the facts known today, the resolution of these contingencies is not expected to have a material adverse effect on our financial condition, results of operations or cash flows. For further information, refer to Note 18 "Contingencies and Litigation" in the Notes to the Consolidated Financial Statements.

      The Predecessor Company, as well as one current and one former executive, have been sued in three now-consolidated actions in the United States District Court for the Eastern district of Wisconsin in connection with alleged violations of Federal securities laws which preceded a drop in the price of its common stock ending on March 20, 2001. The first of these suits, captioned Stewart Norman Hicks v. APW Ltd. et al, was filed on December 10, 2001. The subsequently filed suits are captioned Robert Betz v. APW Ltd. et al, and Market Street Securities v. APW Ltd. et al. The consolidated complaint alleges violations of Federal securities laws and seeks certification of a plaintiff class consisting of all purchasers of the Predecessor Company's common stock between September 26, 2000 and March 20, 2001, inclusive. The Complaint does not quantify the damages sought. The Company, as successor defendant pursuant to the Amended POR, and the individual defendants have moved to dismiss the consolidated complaint, and briefing is anticipated to conclude by January 10, 2003. Under the provisions of the Amended POR confirmed by the Bankruptcy Court on July 24, 2002, the Company's financial exposure to an adverse judgment in this consolidated action is limited to $250,000.

      The predecessor to the Company, a Bermuda company previously called APW Ltd. and now called BQX Ltd., filed a winding up petition on May 30, 2002 with a Bermuda court. BQX Ltd. continues to affect its liquidation plan. As a result of the emergence of APW Ltd. from bankruptcy, BQX Ltd. holds no substantial assets. The liquidation is expected to result in no distribution of assets to shareholders of BQX Ltd. APW Ltd. has agreed to pay certain of the reasonable costs associated with the liquidation of BQX Ltd.

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter, no items were submitted to a vote of security holders. On August 28, 2002, we solicited written consents (in lieu of holding a special meeting of shareholders) from our shareholders for the following matters:

      .   authorize a four-for-one reverse share split; and

      . authorize a payment of up to US$25,000 to the APW Ltd. 401(k) Plan (the "401(k) Plan") in lieu of issuing to the 401(k) Plan approximately 5,640 warrants to purchase common shares pursuant to the Company's recently confirmed Amended POR.

      On September 11, 2002, we received the unanimous written consent on all of these matters from our shareholders. This represented 100% of our authorized, issued and outstanding common shares.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      There is no established public trading market for any class of equity securities of Successor Company. The Predecessor Company's common stock still exists at the Effective Date but is believed to be worthless.

Securities Issued without Registration under the Securities Act:

      Pursuant to the Amended POR, practically all the assets of Predecessor Company were transferred to a new entity. Predecessor Company then changed its name from APW Ltd. to BQX Ltd. In connection with Successor Company's emergence, 460,227 common shares of Successor Company APW Ltd., $0.08 par value, were authorized and 250,000 common shares were designated for distribution to holders of allowed claims against the Predecessor Company.

      As provided in the Amended POR, the Company adopted a new management incentive stock option plan which authorizes the grant of up to 37,879 options to purchase Successor Company common shares. Additionally, the Amended POR granted certain lenders of the Company warrants to purchase 75,758 common shares of Successor Company. The warrants were granted with a $0.08 exercise price, consistent with the Amended POR. All of these $0.08 warrants were exercised in August 2002.

      Pursuant to the Amended POR, Successor Company also granted up to 15,151 warrants to purchase common shares to shareholders of the Predecessor Company in accordance with the terms of the Amended POR. These warrants were granted with a $1,795.80 exercise price, consistent with the Amended POR, and are exercisable through July 31, 2009.

      The Company relied on Section 1145 of the United States Bankruptcy Code for an exemption from registration under the Securities Act of 1933, as amended, with respect to the securities issued under the Amended POR (the 250,000 common shares, the 75,758 warrants and the 15,151 shareholder warrants). Section 1145 permits a company engaged in a reorganization under Chapter 11 to issue securities, without registration under the Securities Act, if the plan of reorganization provides for the issuance of such securities and if the securities are issued in exchange (or at least principally in exchange) for the debtor's existing debts or securities. The Company relied on such exemptions since the Amended POR provided for the issuance of these securities in exchange for the debtor's existing debts or securities.

      Item 6. Selected Financial Data

      The following selected financial data has been derived from the Consolidated Financial Statements and financial information of APW Ltd. and its subsidiaries. The data should be read in conjunction with the Consolidated Financial Statements of APW Ltd. and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in Item 7 of this Form 10-K. The consolidated statement of operations data for the one month ended August 31, 2002, eleven months ended July 31, 2002, fiscal years ended August 31, 2001, 1999 and 1998 and the balance sheet data as of August 31, 2002, 2001, 2000, 1999 and 1998 have been derived from audited consolidated financial statements of APW Ltd.

  (In millions, except per share data)                            Successor                    Predecessor Company
                                                                   Company  --------------------------------------------------------
                                                                   -------                    Years Ended August 31
                                                                   1 Month   11 Months ---------------------------------------------
                                                                   2002(1)    2002(1)   2001(1)    2000(1)       1999      1998(1)
                                                                   -------    -------   -------    -------       ----      -------
Consolidated statement of operations data:
      Net sales ...............................................   $    73.4  $  780.7  $ 1,267.7  $ 1,239.5   $ 1,055.3   $  593.2
      Gross profit ............................................         4.5      57.1      224.6      322.2       290.5      194.1
      Operating expenses (2) ..................................        12.1     160.1      226.7      208.4       188.0      142.8
      Amortization expense ....................................          --     409.4      194.3       23.9        20.9        7.8
      Restructuring expense ...................................         0.6      28.4       17.0         --          --         --
      (Gain) loss on sale of subsidiary .......................          --      (8.2)       2.7         --          --         --
      Operating earnings (loss) ...............................        (8.2)   (532.6)    (216.1)      89.9        81.6       43.5
      Reorganization items ....................................          --    (477.2)        --         --          --         --
      Fresh start accounting adjustments ......................          --     298.2         --         --          --         --
      Net financing costs (3) .................................         1.0      55.5       43.8       52.7        52.9       16.6
      Net other (income) expense ..............................         0.5      (2.0)       2.3        8.3        (1.8)      (8.6)
      Earnings (loss) before income taxes .....................        (9.7)   (407.1)    (262.2)      28.9        30.5       35.5
      Income tax expense (benefit) ............................          --      26.4      (25.7)      52.3        10.8       17.2
                                                                  ---------  --------  ---------  ---------   ---------   --------
      Net earnings (loss) .....................................   $    (9.7) $ (433.5) $  (236.5) $   (23.4)  $    19.7   $   18.3
                                                                  =========  ========  =========  =========   =========   ========
Basic and diluted earnings per share: (4)
      Earnings (loss) per share ...............................   $  (29.65) $ (10.82) $   (5.96) $   (0.60)  $    0.51   $   0.48
                                                                  =========  ========  =========  =========   =========   ========
      Weighted average common shares outstanding ..............          .3      40.1       39.7       39.1        38.8       38.4
                                                                  =========  ========  =========  =========   =========   ========
Consolidated balance sheet data (at end of period):
      Working capital .........................................   $    83.1       N/A  $  (542.9) $     3.9   $     5.9   $    9.9
      Total assets ............................................       523.7       N/A    1,301.3    1,214.0     1,179.3      719.2
      Total debt (3) ..........................................       177.0       N/A      614.6      236.4       728.8      367.8
      Total equity ............................................        89.2       N/A      409.9      624.9       172.1      172.7
Other data:
      Cash flows - operating activities .......................   $     0.5  $  (43.8) $   (19.7) $    36.1   $    75.5   $   56.7
      Cash flows - investing activities .......................        (0.5)      9.1     (329.2)     (60.1)     (435.3)    (314.0)
      Cash flows - financing activities .......................        (0.1)     58.6      360.1        9.3       373.7      249.3
      Depreciation and amortization ...........................         3.5     473.6      248.0       58.9        50.9       23.0
      Capital expenditures ....................................         0.5      18.2       88.5       45.9        43.0       31.6

(1) Results of operations in fiscal 2002 include the following items: (i) $29.0 million restructuring charge for severance and lease exit costs;
      (ii) $8.4 million of other items related to restructuring costs; (iii) $24.6 million of equipment impairment costs; (iv) $392.6 million charge to reduce the carrying value of goodwill; (v) $8.2 million gain on sale of subsidiary, (vi) $477.2 million gain for reorganization items and (vii) $298.2 charge for fresh start accounting. See Note 5 -"Goodwill Impairment, Restructuring, Reorganization, Fresh Start Accounting and Other Charges" for further discussion.

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

      Results of operations in fiscal 2000 include the following items: (i) $3.3 million make-whole premium paid in connection with the early retirement of debt which is recorded as an extraordinary charge, net of tax; (ii) $6.5 million allocated charge for corporate reorganization costs associated with the Distribution of the Electronics business from Applied Power and organizing APW Ltd. in Bermuda; (iii) foreign currency loss of $3.3 million associated with Euro forward contracts; and (iv) $40.0 million charge to income tax expense associated with organizing APW Ltd. as a Bermuda company. See Note 5--"Goodwill Impairment, Restructuring, Reorganization, Fresh Start Accounting and Other Charges" in the Notes to Consolidated Financial Statements for further discussion.

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

(4) Basic and diluted shares used to calculate earnings per share are the same as the historical Applied Power basic shares outstanding for the fiscal years ended August 31, 1999 and 1998. We have used Applied Power basic shares outstanding for the following reasons: (i) upon the Distribution, each shareholder of Applied Power common stock received an equivalent number of APW shares and; (ii) there was no potentially issuable common stock of APW during the periods presented prior to the Distribution. For the fiscal years ended August 31, 2001 and 2000, APW Ltd. was able to calculate the potentially issuable common stock and subsequently would have disclosed diluted earnings per share separately if there had been positive net earnings, respectively. For fiscal 2002, for the eleven months ended July 31, 2002 we have used the common stock and common stock equivalents of the Predecessor Company to calculate earnings per share and have used the common shares outstanding of the Successor Company to calculate earnings per share for the one month of August 2002. Due to the net loss incurred in the eleven months ended July 31, 2002 and the one month ended August 31, 2002, the effect of any potentially dilutive securities on earnings per share has been ignored as its effect would be anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and our results of operations should be read in conjunction with our accompanying Consolidated Financial Statements and related notes thereto. Consolidated Financial Statements for fiscal 2000 generally reflect the results of operations and cash flows of the Electronic business operations transferred to us from Applied Power in connection with the Distribution. Accordingly, for all periods presented prior to July 31, 2000, our Consolidated Financial Statements have been established from the consolidated financial statements of Applied Power using the historical results of our operations and the allocation methodology described under "Historical Allocations from Applied Power" below. We believe the assumptions underlying our financial statements are reasonable.

Overview

      We are a leading global technically enabled manufacturing services provider, focused on designing and integrating large electronic enclosure products. We have the capabilities to design and manufacture various subsystems for electronic products, including enclosures, power supplies, backplane assemblies, thermal management systems, printed circuit board assemblies, and cabling, either as individual subsystems or as integrated custom systems. We provide a wide range of integrated design, manufacturing and logistics services to customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. Operating in approximately 25 locations throughout North America, South America, Europe and Asia, we provide our solutions and services to original equipment manufacturers, primarily in the communications (datacom and telecom), computing (enterprise hardware - large servers, large data storage, networking), Internet (application service providers, Internet service providers and web hosting), medical, semiconductor equipment, financial services and other specialty markets. Our customers include industry leaders such as Applied Materials, Cymer, Ericsson, Fujitsu, Hewlett-Packard, IBM, LAM Research, Lucent, Marconi, Motorola, NCR, Nokia, Nortel Networks and Sun Microsystems. Our ten largest customers comprised 48% of our net sales for fiscal 2002, with one customer, Ericsson, comprising 10% of sales.

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

      On July 7, 2000, Applied Power's board of directors approved the Distribution. The Distribution occurred on July 31, 2000, with shareholders of Applied Power common stock as of the July 21, 2000 record date receiving one share of APW Ltd. common stock for every Applied Power share owned. The Company's common stock was listed on The New York Stock Exchange under the symbol "APW" from July 24, 2000 through April 1, 2002, when the Company's common stock failed to meet continued listing criteria and was subsequently de-listed. Since April 1, 2002, the Company's stock has traded on the Over the Counter ("OTC") exchange under the symbols APWLF, APWLF.OB, APWLQ and APWLQ.OB. The common stock currently still exists, but there is no public trading market for the stock and it is believed to be worthless. Applied Power continues to trade on The NYSE, but has changed its ticker symbol to "ATU" and has subsequently changed its name to Actuant Corporation ("Actuant"). Prior to the Distribution, APW was reorganized as a Bermuda company.

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

      Applied Power's historical practice was to incur indebtedness for its consolidated businesses at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Accordingly, through July 31, 2000, our historical amounts include interest expense allocated from Applied Power based on the portion of Applied Power's investment in us which was deemed to be debt. This allocation was based on a cash flow model which details the historical uses of debt proceeds by us and the deemed debt repayments by us based on free cash flow. Management believes that the allocation of interest expense for all periods prior to July 31, 2000 was reasonable. In conjunction with the Distribution, the consolidated debt of Applied Power was realigned between us and Applied Power. Through an additional investment by Applied Power on July 31, 2000, a certain portion of our allocated outstanding debt was retained by Applied Power.

      The above allocation methodologies followed in preparing the accompanying Consolidated Financial Statements prior to July 31, 2000 may not necessarily reflect our results of operations or cash flows in the future, or what the results would have been had we been a separate, independent entity for all periods presented.

Reorganization and Emergence from Chapter 11

      On May 16, 2002, our Predecessor Company (APW Ltd), a Bermuda holding company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court") (Case No. 02-12335). The proceeding involved only Predecessor Company APW Ltd. (now called BQX Ltd.), the Bermuda holding company, and Vero Electronics, Inc., a non-operating entity and subsidiary of Predecessor Company APW Ltd. (Case No. 02-12334). All other subsidiaries of the Company were excluded from the proceeding and continued to conduct business with customers and suppliers in the ordinary course. On July 24, 2002, the Bankruptcy Court entered an order confirming Predecessor Company's and Vero's Amended and Restated Plan of Reorganization dated June 19, 2002. Successor Company successfully emerged on July 31, 2002. The Predecessor Company is currently in the process of liquidation.

      On May 30, 2002, a separate proceeding (the "Bermuda Proceeding") was commenced pursuant to the Companies Act 1981 with respect to the Predecessor Company in the Bermuda Supreme Court in connection with a winding-up petition. One of the purposes of the filing was the imposition of a statutory stay preventing third parties from continuing or taking actions against Predecessor Company in Bermuda. On May 30, 2002, the Bermuda court appointed Malcolm L. Butterfield of KPMG Bermuda and Philip W. Wallace of KPMG, London, England as joint provisional liquidators of APW Ltd. (or, as referred to herein, the JPLs) with limited supervisory powers. The appointment of the JPLs and statutory stay enabled the JPLs to perform supervisory and oversight of the management of Predecessor Company while reviewing the Plan of reorganization with a view to its treatment of creditors. On July 22, 2002, the JPLs were granted various powers, including the power to authorize the sale of any business, operation, subsidiary, division or other significant asset of Predecessor Company.

      Pursuant to the terms of the Amended POR, subject to the approval of the JPLs appointed in the Bermuda Proceeding and, if required, the approval of the Bermuda Supreme Court, all of the assets and liabilities which were to be retained by APW Ltd. under the original Plan were transferred to AWP Ltd. ("AWP"), a newly formed Bermuda company, including the right to use the name "APW Ltd.," which became the successor-in-interest to APW Ltd. Effective July 31, 2002, APW Ltd. changed its name to BQX Ltd. and AWP Ltd. changed its name to APW Ltd.

      As a result of the confirmed Amended POR, the following liabilities were deemed subject to compromise and were discharged by the Bankruptcy Court:

                                                                July 31,
                                                                  2002
                                                                  ----

             Unsecured debt                                     $664,935
             Accrued interest                                     22,440
             Interest rate swap liabilities                        2,310
                                                                --------
                      Total liabilities subject to compromise   $689,685
                                                                ========

      The gain on discharge was recorded net of the issuance of the new term note and equity issued to the senior lenders upon emergence. The gain was recorded as a reorganization item (see below).

      In addition, as of July 31, 2002, pursuant to the Amended POR, Successor Company issued the following:

      New Subordinated Secured Notes in the aggregate principal amount of $100 million issued to its senior secured lenders, 250,000 shares of Successor Company (the "APW Common Shares") issued to its senior secured lenders which represents 100% of the outstanding common shares of Successor Company after the consummation of the Amended POR, Warrants to purchase up to 15,151 Successor Company APW Common Shares at an exercise price of $1,795.80 per share issued to the current equity holders of Predecessor Company, and Warrants to purchase up to 75,758 Successor Company APW Common Shares at an exercise price of $.08 per share issued to lenders under the Credit Facility (defined below), that were all subsequently exercised by the lenders prior to August 31, 2002.

      As of July 31, 2002, there were approximately 40.8 million common shares of Predecessor Company outstanding. Under the Amended POR, holders of Predecessor Company common shares as of the July 31, 2002 record date will receive (a) warrants representing the right to purchase 15,151 APW Common Shares as stated above and (b) retain existing common shares in APW Ltd. (which as a practical matter will be liquidated and no asset distribution is expected to shareholders). Subsequent to the effective date of the Amended POR, Predecessor Company will be dissolved, liquidated or wound-up by joint provisional liquidators in connection with a proceeding in Bermuda or otherwise pursuant to applicable Bermuda law, and no assets are expected to be distributed to Predecessor Company shareholders.

Change to APW's Capital Structure - The Reverse Share Split

     On August 20, 2002, our Board of Directors adopted a resolution to amend our capital structure to effect a four-for-one reverse share split of our common shares. By unanimous written consent dated September 11, 2002, our shareholders approved the reverse share split. The amendment was effective on December 18, 2002. Prior to the reverse share split, Successor Company had 1,303,030 shares outstanding and 1,515,151 authorized common shares. It also had an option plan that may issue options covering up to 151,515 shares (up to 37,878 shares after the reverse share split) and common shares of 60,606 have been reserved for any exercise of the warrants issued to shareholders of Predecessor Company. Successor Company also has the ability to issue up to 325,758 shares and designate the terms. After the reverse share split, the number of shares reserved for exercise of the warrants and available for issuance and designation was 15,151 shares and 81,439.5 shares, respectively.

     After the reverse share split was affected, approximately 357 of the 440 registered warrant holders who owned warrants to acquire three or fewer common shares ceased to be holders of APW warrants, thus permitting us to deregister the warrants under the Exchange Act because we had fewer than 300 registered holders of the warrants.

      The text of the shareholder resolution effecting the reverse share split is as follows:

             "that the Company shall effect the four-for-one reverse share split such that each four Common Shares of the Company shall become one Common Share and the Company will issue fractional shares (but not fractional warrants) in accordance with such formula and the authorised share capital of the Company comprising 1,515,151 Common Shares of par value US$0.02 each and 325,758 Undesignated Shares of par value US$0.02 each be and is hereby consolidated into 378,787.75 Common Shares of par value US$0.08 each and 81,439.5 Undesignated Shares of par value US$0.08 each."

Conduct of APW's Business After the Reverse Share Split

     After the reverse share split, the number of issued common shares decreased from 1,303,030 to 325,757.5. Because we do not have information on Cede & Co. nominee (or "street name") holders, we are unable to determine the number of warrants that remain outstanding after the reverse share split. The terms and relative rights of our outstanding equity remain the same after the reverse share split.

      On December 19, 2002, the Successor Company filed a Form 15 to terminate the registration of the warrants under the Exchange Act. Effective immediately upon filing the Form 15, our duty to file periodic and current reports with the SEC will terminate. Ninety days after filing the Form 15, we will no longer have to comply with the proxy and information statement rules under the Exchange Act and our officers, directors and shareholders owning more than 10% of the common shares will no longer have to file reports of their purchases and sales pursuant to the provisions of the Exchange Act.

Par Value

      As a result of the reverse share split, the par value of our common shares increased from US$0.02 to US$0.08 per share.

Debt Financing

      Concurrent with the Chapter 11 petition on May 16, 2002, the Bankruptcy Court approved and, the Company entered into a $110 million debtor-in-possession financing ("DIP financing facility") agreement with certain members of its lender group. Under the terms of the DIP financing facility, upon emergence from bankruptcy, the DIP financing facility converted to the Successor Company's Post-petition Multicurrency Superpriority Credit Facility ("exit facility"). The facility contains three tranches: (i) tranche A ($70 million) is collateralized by US receivables and inventory at an interest rate of LIBOR plus 3.50%; (ii) tranche B ($20 million) is collateralized by UK and Ireland property, plant and equipment, receivables and inventory at an interest rate of LIBOR plus 4.25%; and (iii) tranche C ($20 million) is collateralized by all other Company assets at an interest rate of LIBOR plus 5.00%. The DIP financing facility had a stated termination date of 180 days from May 16, 2002, and upon its conversion to the exit facility, the termination date for tranches A and B were automatically extended to November 15, 2003, and the termination date for tranche C was automatically extended to May 15, 2004. At August 31, 2002, the outstanding borrowings under tranche A were $70.0 million and the outstanding borrowings under tranche B were $7.0 million. The LIBOR rate at August 31, 2002 was 1.82%.

Going Private Transaction

     As previously discussed, on August 20, 2002, the Board of Directors of the Company approved a four-for-one reverse share split and the authorization of a payment of up to US$25,000 to the APW Ltd. 401(k) Plan (the "401(k) Plan") in lieu of issuing to the 401(k) Plan approximately 5,640 warrants to purchase common shares. On September 11, 2002, we received unanimous written consent from our shareholders approving both of these matters. The purpose of these transactions is to take the Company private by reducing the number of holders of our warrants to purchase common shares to fewer than 300. On September 12, 2002, we filed a Schedule 13e-3 with the Securities and Exchange Commission (subsequently amended on November 2, 2002, November 6, 2002 and November 26, 2002) to effectuate this transaction. The Schedule 13e-3 describes the reverse split and its effect in detail. The reverse split was effective on December 18, 2002 and the Company plans to deregister its warrants to purchase common stock at such time. Following such deregistration, the Company will cease to file reports with the Securities and Exchange Commission. For a complete description of these transactions and their anticipated effects on the Company and its share and warrant holders, please see the Schedule 13e-3 and related information statement.

Significant Accounting Policies

      Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. These policies and methods are the most important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective and complex judgments. The following is a brief discussion of the more significant accounting policies and methods used by APW Ltd.

  General

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of long-lived assets, goodwill and other intangibles, the realization of deferred income tax assets and the timing and amounts of expected payments associated with restructuring activities. Actual amounts could differ significantly from these estimates.

  Recoverability of long-lived assets, goodwill and other intangible assets

     We periodically assess the impairment of long-lived assets other than goodwill under SFAS No. 144 whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

      . significant underperformance relative to expected historical or forecasted future operating results;

      . significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

      . commitments by management to close certain facilities that are made as part of a company-wide restructuring initiative;

      .  significant negative industry or economic trends;

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

      Prospectively, we must continue to assess the recoverability of the Company's long-lived assets. In so doing, we will be required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. While we believe our estimates are reasonable, if our estimates or their related assumptions change in the future, we may be required to record additional impairment charges. Assumptions we make regarding estimated future cash flow include: (i) future revenue growth (and mix); (ii) future composition of cost of products sold and operating expenses; and (iii) future capital expenditure requirements.

      Effective August 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", and began assessing the recoverability of all of its intangible assets in accordance with this standard. This statement requires that goodwill and certain intangible assets not be amortized if defined as an indefinite lived intangible asset. For the purposes of SFAS No. 142, the Company has deemed its other intangible assets to possess indefinite lives. As such, the Company will review both its goodwill and other intangible assets for impairment annually with any related losses recognized in earnings when incurred.

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

      Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any related valuation allowance recorded against our net deferred tax assets. Generally accepted accounting principles require that we record a valuation allowance against our deferred tax assets if it is "more likely than not" that we will not be able to utilize them to offset future taxes. In the event we were to determine that we would be able to more likely than not realize deferred tax assets for which valuation allowances had previously been provided as of July 31, 2002, an adjustment to the deferred tax asset valuation allowance would be required, first reducing goodwill and other intangibles recorded in connection with fresh start accounting until exhausted and thereafter reported as a direct addition to paid-in capital.

  Restructuring Reserves

      Restructuring charges as presented in our Consolidated Statement of Operations are comprised of severance and lease exit costs. Restructuring charges recorded prior to our emergence from bankruptcy were recognized in accordance with ETIF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)", and Staff Accounting Bulleting ("SAB") 100, "Restructuring and Impairment Charges". Restructuring charges recorded in subsequent periods were and will be recognized in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SAB 100. Our accruals for lease exit obligations stemming from closed facilities are based on management's best estimate of the total future cash flows required to exit such facilities net of a reasonable sublet. Actual costs could differ materially due to factors such as our ability to secure subleases, the creditworthiness of sub-lessees and our success at negotiating early termination agreements with our lessors. These factors are significantly dependent on the general health of the economy and the resultant demand for commercial property.

Fiscal 2002 Compared to Fiscal 2001

     As is more fully discussed in Note 2--"Fresh Start Accounting" to the consolidated financial statements, the Company adopted fresh start accounting pursuant to the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", during the third quarter of fiscal 2002 resulting in a change in the basis of accounting in the underlying assets and liabilities of the Company as of July 31, 2002. Accordingly, the financial statements of the Successor Company and the Predecessor Company are not comparable. For purposes of this Management's Discussion and Analysis, the Company has combined actual results of operations for the Successor Company 2002 one month and the Predecessor Company 2002 eleven months as pro forma combined fiscal 2002 operating results in order to present a meaningful comparative analysis to prior fiscal year operating results.

Net Sales

      Net sales for fiscal 2002 decreased to $854.1 million from $1.27 billion in fiscal 2001, a decrease of 32.6%. Fiscal 2002 net sales were negatively impacted by the continued broad based slow down in the technology sector which has resulted in reduced demand for some of our customers products and in turn has negatively impacted the demand our customers have for our products and services. In fiscal 2002, while the overall sales levels did decrease from fiscal 2001, the reduction in year over year sales was not do to the loss of any significant customers, customer programs or we believe, loss of any market share. The impact of exchange rates on net sales was less than one half of one percent.

Geographic Sales

      ----------------------------------------------------------------------------------------------------
      ----------------------------------------------------------------------------------------------------
                                                     Predecessor
                                        Successor      Company      Pro forma
                                       Company 2002   2002 (11)      Combined
         (Dollars in millions)          (1) Month      Months       Fiscal 2002    Fiscal 2001    Change
      ----------------------------------------------------------------------------------------------------
         Americas..................       $46.0        $441.1          $487.1       $  780.3      (37.6%)
      ----------------------------------------------------------------------------------------------------
         Europe and Asia...........        27.4         339.6           367.0          487.4      (24.7%)
      ----------------------------------------------------------------------------------------------------
           Total...................       $73.4        $780.7          $854.1       $1,267.7      (32.6%)
      ====================================================================================================
      ----------------------------------------------------------------------------------------------------

      Net sales in the Americas for fiscal 2002 decreased to $487.1 million from $780.3 million in fiscal 2001, a decrease of 37.6%. The decrease was primarily due to the weak demand our customers have experienced in their end markets due to the lack of spending in the technology infrastructure products we provide our customers.

      Net sales in Europe and Asia for fiscal 2002 decreased to $367.0 million from $487.4 million in fiscal 2001, a decrease of 24.7%. The decrease year over year, as in the Americas, was due to the weak demand our customers experienced in their end markets due to the lack of spending in the technology infrastructure products we provide our customers. The reduction in Europe and Asia was less than in the Americas due to increased volumes on specific European based customer programs we supply and the incremental sales achieved as a result of the growth derived from the expansion to our new facility in China.

Gross Profit

      ----------------------------------------------------------------------------------------------
      ----------------------------------------------------------------------------------------------
                                                Predecessor
                                    Successor     Company      Pro forma
                                  Company 2002   2002 (11)      Combined
      (Dollars in millions)         (1) Month     Months       Fiscal 2002   Fiscal 2001   Change
      ----------------------------------------------------------------------------------------------
       Gross Profit............        $4.5       $57.1           $61.6        $224.6      (72.6%)
      ==============================================================================================

      Fiscal 2002 gross profit decreased to $61.6 million from $224.6 million in fiscal 2001, a decrease of 72.6%. As a percentage of net sales, fiscal 2002 gross profit was 7.2% compared to 17.7% in fiscal 2001. The decrease in gross profit dollars is primarily due to the reduced sales volumes discussed above as well as the inclusion of $30.2 million in costs associated with our facility rationalization and restructuring plans recorded in fiscal 2002 versus the $26.8 million recorded in fiscal 2001, which in both years relate primarily to equipment write-downs and other facility closure related expenses. Additional factors attributing to the reduction in gross profit dollars and margin are: 1) under-absorption of costs resulting from the broad based slow down in the technology sector which significantly reduced sales volumes; and 2) a shift in sales mix to programs with increased levels of systems integration, which typically have lower margins. In both fiscal 2002 and fiscal 2001, there were inventory write-down charges totaling $4.6 million and $13.0 million, respectively.

Operating Expenses

      ----------------------------------------------------------------------------------------------
      ----------------------------------------------------------------------------------------------
                                                Predecessor
                                    Successor     Company      Pro forma
                                  Company 2002   2002 (11)      Combined
      (Dollars in millions)         (1) Month     Months       Fiscal 2002   Fiscal 2001   Change
      ----------------------------------------------------------------------------------------------
       Operating expenses.....        $12.1       $160.1         $172.2        $226.7      (24.0%)
      ==============================================================================================

      Fiscal 2002 operating expenses were $172.2 million compared to $226.7 million in fiscal 2001, a decrease of 24.0%. As a percentage of net sales, fiscal 2002 operating expenses were 20.2% compared to 17.9% for fiscal 2001. Our operating expenses consist primarily of engineering, selling, marketing, finance, information technology and general administrative expenses. The increase in operating expenses as a percentage of net sales is the result of a combination of two factors: 1) the inclusion of approximately $10.0 million in expenses incurred to effect the re-capitalization of the company which relate primarily to professional fees; and 2) expenses incurred as part of our overall facility rationalization and restructuring plans.

Amortization of Intangible Assets

      ----------------------------------------------------------------------------------------------
      ----------------------------------------------------------------------------------------------
                                                Predecessor
                                    Successor     Company       Pro forma
                                  Company 2002   2002 (11)      Combined
      (Dollars in millions)         (1) Month     Months       Fiscal 2002   Fiscal 2001   Change
      ----------------------------------------------------------------------------------------------
       Amortization                   $0.0        $409.4          $409.4       $194.3      110.7%
      ==============================================================================================

      Fiscal 2002 amortization of intangible assets was $409.4 million compared to $194.3 million in fiscal 2001. The increase in amortization was primarily due to the $392.6 million write-down of goodwill in fiscal 2002 versus a $166.9 million write-down of goodwill in fiscal 2001. The write-down of goodwill in both years is a result of the closing of certain facilities and the long-lived asset impairment assessment we performed due to a deterioration of our operating results during both fiscal 2002 and 2001.

Divestiture

      On February 13, 2002, we completed the sale of our Zero Cases division. The net consideration from the transaction was $19.2 million, which resulted in a net book gain of $8.2 million.

Goodwill Impairment, Restructuring, Reorganization, Fresh Start Accounting and Other Charges

     During fiscal 2002 we recognized pre-tax goodwill impairment, restructuring, reorganization, fresh start accounting and other charges totaling $275.6 million. The components of the charges recorded during fiscal 2002 are as follows (dollars in millions):

                                                                                                 Pro forma
                                                                                                  Combined
                                                                                                   Fiscal    Nature of
                                                                             1 Month   11 Months    2002      Charges
                                                                             -------   ---------   ------     -------
     Facility closure costs:
        Severance .......................................................... $0.6       $   9.9    $  10.5   Cash
        Lease exit costs ...................................................   --          18.5       18.5   Cash
        Equipment and software impairment ..................................   --          24.6       24.6   Non-cash
        Other costs ........................................................  0.8           7.6        8.4   Cash
                                                                             ----       -------    -------
           Total facility closure costs ....................................  1.4          60.6       62.0
     Goodwill impairment ...................................................   --         392.6      392.6   Non-cash
     Reorganization items ..................................................   --        (477.2)    (477.2)  Non-cash
     Fresh start accounting adjustments ....................................   --         298.2      298.2   Non-cash
                                                                             ----       -------    -------
     Total pre-tax goodwill impairment, restructuring and other charges .... $1.4       $ 274.2    $ 275.6
                                                                             ====       =======    =======

     Facility closure costs are recorded in the fiscal 2002 Consolidated Statement of Operations as follows: 1) severance and lease exit costs totaling $29.0 million are recorded as restructuring charges; 2) equipment impairment charges of $22.5 million and other facility closure costs totaling $7.7 million are recorded as cost of products sold; and 3) $2.1 million write-off of capitalized software costs and $0.7 million of other facility closure costs are recorded as engineering, selling, and administrative costs.

   Restructuring

     During fiscal 2001 and 2002, APW initiated plans to close approximately 20 facilities. Management's plans to exit certain facilities included the identification of duplicate manufacturing and sales facilities for closure and the transfer of the related operations to other facilities. Management currently anticipates that the facility closures and all related activities will be substantially complete within one year of the commitment dates of the respective exit plans, except for certain lease exit costs that will extend through the remaining lease term.

     Of the $62.0 million in facility closure costs recorded on a combined basis in fiscal 2002, $37.4 million are cash costs and $24.6 million are non-cash costs. Of the $37.4 million in cash costs, $8.7 million are incremental cash costs that would not have been incurred in the next 12 months without undertaking these restructuring actions. These incremental cash costs are comprised primarily of lease dilapidation payments made to various landlords, employee retention payments, as well as moving and integration costs incurred as a direct result of the decision to rationalize certain sites.

     The following table summarizes the activity with respect to fiscal 2002 restructuring charges (in millions, except employee data):

                                                                    Severance      Facilities   Total
                                                               ------------------- ----------   -----
                                                               Number of
                                                               Employees   Reserve   Reserve   Reserve
                                                               ---------   -------   -------   -------
      Total reserve balance at August 31, 2001 ...............        287    $  2.1    $  5.2    $  7.3
      Add: fiscal 2002 charges ...............................      1,038      10.5      18.5      29.0
      Less: fiscal 2002 utilization ..........................     (1,286)    (11.7)     (9.0)    (20.7)
                                                                    -----    ------    ------    ------
      Ending balance at August 31, 2002 ......................         39    $  0.9    $ 14.7    $ 15.6
                                                                    =====    ======    ======    ======

   Goodwill and Equipment Impairment

     In fiscal 2002, we performed an impairment assessment of our long-lived assets, which include property, plant and equipment, goodwill and other intangible assets. The assessment was performed primarily due to a deterioration of our operating results during fiscal 2002 and the decision during fiscal 2002 to close certain facilities. As a result of the assessment, we recorded a $392.6 million impairment charge to reduce the carrying value of goodwill and a $24.6 million impairment charge to reduce the carrying value of equipment and software associated with closed facilities in the second quarter of fiscal 2002. The goodwill impairment charge is recorded as a component of amortization of intangible assets in the fiscal 2002 Consolidated Statement of Operations. The equipment impairment charge of $22.5 million is recorded as cost of products sold and the $2.1 million write-off of capitalized software costs is recorded as engineering, selling and administrative costs in the fiscal 2002 Consolidated Statement of Operations. Each charge was measured, in accordance with the provisions of SFAS No. 121, based upon our estimated discounted cash flows. The assumptions supporting these cash flows were determined using our best estimates.

   Reorganization Items

     As previously discussed, we filed for a voluntary pre-packaged bankruptcy on May 16, 2002 and emerged on July 31, 2002. As part of the Chapter 11 process, we were required to follow the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

     The aggregate net costs (income) resulting from reorganization of the business have been reported in the Consolidated Statements of Operations separately as reorganization items. For the eleven months ended July 31, 2002, the following have been recorded (in thousands):

                                                                                           Eleven
                                                                                        Months Ended
                                                                                       July 31, 2002
                                                                                       -------------
     Loss on deferred financing costs related to liabilities subject to                    $ 17,818
        compromise (non-cash)
     Professional and other fees directly related to Chapter 11 filing                        8,400
     Loss on discontinuance of derivative instruments (non-cash)                              2,310
     Gain on debt discharge                                                                (505,685)
                                                                                          ---------
                 Total                                                                    $(477,157)
                                                                                          =========

   Fresh Start Accounting Adjustments

     As we emerged from Chapter 11, in accordance with SOP 90-7, we recorded $298.2 million of fresh start accounting adjustments to "fair value" the assets and liabilities of Successor Company. The largest of these items was a non-cash write-down of our pre-bankruptcy goodwill of $288.0 million. See further details in Note 2 --"Fresh Start Accounting" in our notes to the consolidated financial statements.

Operating Loss

     ------------------------------------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------------------------------------
                                                     Predecessor
                                     Successor        Company           Pro forma
                                   Company 2002       2002 (11)          Combined
     (Dollars in millions)          (1) Month          Months           Fiscal 2002       Fiscal 2001         Change
     ------------------------------------------------------------------------------------------------------------------
     Operating Loss                      ($8.2)         ($532.6)            ($540.8)          ($216.1)          150.3%
     ==================================================================================================================

     We incurred an operating loss of $540.8 million in fiscal 2002 compared to an operating loss of $216.1 million in fiscal 2001. The fiscal 2002 operating loss was due to $392.6 million of goodwill impairment and $62.0 million of restructuring and other costs incurred during fiscal 2002 as well as reduced sales volumes, driven by the broad based slow down in the technology sector, which resulted in the under-absorption of costs during fiscal 2002.

Net Financing Costs

     ------------------------------------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------------------------------------
                                                     Predecessor
                                     Successor         Company          Pro forma
                                   Company 2002        2002 (11)         Combined
     (Dollars in millions)          (1) Month           Months          Fiscal 2002       Fiscal 2001         Change
     ------------------------------------------------------------------------------------------------------------------
     Net financing costs........          $1.0            $55.5               $56.5             $43.8            29.0%
     ==================================================================================================================

     Fiscal 2002 net financing costs were $56.5 million compared to $43.8 million in fiscal 2001, an increase of 29.0%. The primary reason for the increase in our net financing costs is due to the additional indebtedness of the company as a result of acquisitions that took place in the second quarter of fiscal 2001 and almost three full quarters of financing expense on the Predecessor Company's increased outstanding indebtedness in fiscal 2002 (up until May 16, 2002 (the Chapter 11 petition date)). Offsetting net financing costs in fiscal 2002 was the fact that no interest expense was incurred on the Predecessor Company's outstanding indebtedness for the period from May 16, 2002 through July 31, 2002 while the Company was in Chapter 11 reorganization. During this time period, the Company was only required to accrue interest on its debtor-in-possession financing facility. Also included in fiscal 2002 net financing costs is $18.9 million of non-cash amortization of capitalized fees and warrants issued as a result of amending our credit facilities during fiscal 2002. As a result of the Company's Chapter 11 proceedings, the majority of the Company's debt was extinguished and as such, prospective financing costs are expected to be significantly less.

Other Expense, net

     ------------------------------------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------------------------------------
                                                     Predecessor
                                     Successor        Company           Pro forma
                                   Company 2002       2002 (11)          Combined
     (Dollars in millions)          (1) Month          Months           Fiscal 2002       Fiscal 2001         Change
     ------------------------------------------------------------------------------------------------------------------
     Other expense (income)               $0.5            $(2.1)              $(1.6)           $  2.4          N/A
     ==================================================================================================================

     Other expense (income), net was income of $1.6 million in fiscal 2002 versus expense of $2.4 million in fiscal 2001. Other expense, net includes foreign currency exchange gains and losses, as well as other miscellaneous, non-operating income and expenses. The favorable year over year change of $4.0 million is primarily driven by a decrease in foreign exchange losses combined with an increase in miscellaneous non-operating income at various locations.

Income Tax Expense (Benefit)

     ------------------------------------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------------------------------------
                                                     Predecessor
                                     Successor        Company           Pro forma
                                   Company 2002       2002 (11)          Combined
     (Dollars in millions)          (1) Month          Months           Fiscal 2002       Fiscal 2001         Change
     ------------------------------------------------------------------------------------------------------------------
     Income tax expense (benefit)         $0.0            $26.4               $26.4            $(25.7)         N/A
     ==================================================================================================================

     We recorded an income tax expense of $26.4 million in fiscal 2002 compared to an income tax benefit of $25.7 million in fiscal 2001. The income tax expense recognized in fiscal 2002 included a $27.4 million charge to reserve against the majority of the net deferred tax assets which were recorded in prior years. Due to the size of our net operating loss carry-forwards in relation to our recent history of unprofitable operations and to the continuing uncertainties surrounding recoverability of these losses and other net deferred tax assets, as of August 31, 2002, we have recorded a valuation allowance of $204.4 million, resulting in a net deferred tax liability of $12.7 million. We currently provide for income taxes only to the extent that we expect to pay taxes for current income, as well as for deferred taxes for those tax jurisdictions in which we continue to be profitable.

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

Geographic Sales

              (Dollars in millions)   Years Ended August 31,
                                      ----------------------
                                        2001         2000       Change
                                        ----         ----       ------
        Americas .................... $  780.3     $  734.3      6.3%
        Europe and Asia .............    487.4        505.2     (3.5%)
                                      --------     --------     -----
              Total ................. $1,267.7     $1,239.5      2.3%
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

Goodwill Impairment, Restructuring and Other Charges

     During fiscal 2001, we recognized pre-tax goodwill impairment, restructuring and other charges totaling $225.0 million. The components of the charges recorded during fiscal 2001 are as follows (dollars in millions):

                                                                                        Nature of
                                                                                Charges  Charges
                                                                                -------  -------
     Facility closure costs:
        Severance .............................................................  $ 10.2 Cash
        Lease exit costs ......................................................     6.8 Cash
        Equipment impairment ..................................................    12.6 Non-cash
        Other costs ...........................................................     1.7 Cash
                                                                                 ------
           Total facility closure costs .......................................    31.3
     Goodwill impairment ......................................................   166.9 Non-cash
     Inventory and accounts receivable write-downs ............................    15.5 Non-cash
     Investment write-off .....................................................     9.8 Non-cash
     Credit facility amendment fees ...........................................     1.5 Cash
                                                                                 ------
     Total pre-tax goodwill impairment, restructuring and other charges .......  $225.0
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

   Restructuring

     In connection with the facility closure costs, our management developed formal plans to exit eight facilities and involuntarily terminate employees in fiscal 2001. Management's plans to exit certain facilities included the identification of duplicate manufacturing and sales facilities for closure and the transfer of the related operations to other facilities.

     Of the $31.3 million in facility closure costs, $18.7 million are cash costs and $12.6 million are non-cash costs. Of the $18.7 million in cash costs, only $2.0 million are incremental cash costs that would not have been incurred in the next 12 months without undertaking these restructuring actions.

     The following table summarizes the activity with respect to fiscal 2001 restructuring charges (in millions, except employee data):

                                                                 Severance       Facilities  Total
                                                                 ---------       ----------  -----
                                                            Number of
                                                            Employees   Reserve   Reserve   Reserve
                                                            ---------   -------   -------   -------
     Total reserve balance at August 31, 2000 .............       --    $  --     $  --      $  --
     Add: fiscal 2001 charges .............................    2,602     10.2       6.8       17.0
     Less: fiscal 2001 utilization ........................   (2,315)    (8.1)     (1.6)      (9.7)
                                                              ------    -----     -----      -----
     Ending balance at August 31, 2001 ....................      287    $ 2.1     $ 5.2      $ 7.3
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

   Other Charges

     During fiscal 2001, we recorded write-downs of inventory and accounts receivable of $13.0 million and $2.5 million, respectively, primarily as a result of the broad based slow down in the technology sector. Inventory write-downs are recorded as cost of products sold in the Consolidated Statement of Operations and primarily relate to customer program modifications resulting in excess components. Accounts receivable write-downs are recorded as an engineering, selling and administrative expense in the Consolidated Statement of Operations and relate to accounts receivables that were deemed uncollectable.

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

Other Expense, net

     Other expense, net was $2.4 million and $8.3 million in fiscal 2001 and 2000, respectively. Other expense, net includes foreign currency exchange gains and losses, as well as other miscellaneous, non-operating income and expenses. Fiscal 2000 other expense, net includes a pre-tax loss of $3.3 million associated with the termination of Euro forward contracts.

     In fiscal 2000, we also recorded a charge of $3.3 million related to a make-whole premium paid in connection with the early retirement of $50.0 million of senior promissory notes of a ZERO subsidiary due March 8, 2011.

Income Tax Expense (Benefit)

     We recorded an income tax benefit of $25.7 million in fiscal 2001 compared to income tax expense of $52.3 million in fiscal 2000. Our effective income tax rate was 9.8% for fiscal 2001, compared to 180.7% for fiscal 2000. The fiscal 2000 effective tax rate was significantly greater due to the $40 million income tax provision we recorded when we reorganized as a Bermuda company. Excluding this item, the fiscal 2000 effective income tax rate would have been 42.6%. The decrease in the fiscal 2001 effective tax rate is primarily a result of the impact of the goodwill impairment charge and the Company's reorganization as a Bermuda company. See "Goodwill Impairment, Restructuring and Other Charges" above for further discussion of the goodwill impairment charge. See "The Distribution" above for further discussion of the reorganization as a Bermuda based company.

Liquidity and Capital Resources

Cash Flows

   ------------------------------------------------------------------------------------------------------------------
   ------------------------------------------------------------------------------------------------------------------
                                   Successor       Predecessor
                                   Company           Company          Pro forma
                                   2002 (1)         2002 (11)          Combined
   (Dollars in millions)            Month            Months           Fiscal 2002       Fiscal 2001      Fiscal 2000
   ------------------------------------------------------------------------------------------------------------------
   Cash provided by (used in)
   ------------------------------------------------------------------------------------------------------------------
     Operating activities .....      $ 0.5           ($43.8)            ($43.3)           ($19.7)         $ 36.1
   ------------------------------------------------------------------------------------------------------------------
     Investing activities .....       (0.5)             9.1                8.6            (329.2)          (60.1)
   ------------------------------------------------------------------------------------------------------------------
     Financing activities .....       (0.1)            58.6               58.5             360.1             9.3
   ==================================================================================================================

     Cash and cash equivalents totaled $29.9 million at August 31, 2002 and $6.2 million at August 31, 2001.

     Net cash used in operating activities was $43.3 million in fiscal 2002 compared to $19.7 million used in operating activities in fiscal 2001. The decrease in cash flow from operations was primarily due to the continued negative impact of the broad based slow down in the technology sector on fiscal 2002 earnings versus fiscal 2001, and $26.3 million in cash paid for restructuring initiatives as well as $13.6 million of cash paid for reorganization and related activities.

     The decrease in fiscal 2001 cash flow from operations when compared to fiscal 2000 is primarily due to the negative impact of the reduction in the second half of fiscal 2001 earnings related to the overall weakened economic environment beginning in mid-fiscal 2001 versus fiscal 2000.

     Net cash in investing activities was a source of $8.6 million in fiscal 2002 compared to a use of $329.2 million in fiscal 2001 and $60.1 million in fiscal 2000. The source of cash in fiscal 2002 consisted of $19.2 million in net proceeds from the sale of a division in the second quarter of fiscal 2002, $8.7 million of proceeds from the sale of various equipment throughout the year, offset by $18.7 million of cash spent on capital expenditures and various other investing activities. In fiscal 2001, $241.5 million of cash was used for business acquisitions and capital expenditures were $88.5 million.

     Net cash provided by financing activities was $58.5 million, $360.1 million and $9.3 million in fiscal 2002, 2001 and 2000, respectively. Fiscal 2002 financing activities consisted of short-term debt repayments of $4.7 million, net borrowings of long-term debt of $48.3 million, net borrowings on the DIP/exit facility of $77.0 million, cash paid to our arrange our DIP/exit facility of $3.7 million, $58.0 million to repurchase the outstanding amounts sold under our accounts receivable facility, and $2.1 million of other debt financing costs. Fiscal 2001 financing activities consisted of net revolver borrowings of $434.4 million, commercial paper repayments of $51.2 million, a reduction in the accounts receivable facility of $20.9 million and the payment of $7.7 million in debt financing costs. Fiscal 2000 financing activities include $33.0 million of net cash investments by and advances from Applied Power, net proceeds of $26.1 million from a sale-leaseback transaction related to five properties located in the United States and $53.4 million of net principal payments on long-term debt.


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

     The Accounts Receivable Facility described above represented "off-balance sheet financing." This resulted in assets being removed from our balance sheet, rather than incurring a liability similar to that of traditional financing. The receivables were sold on a revolving basis where new eligible receivables replaced collected receivables on a daily basis. On May 17, 2002, this facility was terminated in conjunction with the Chapter 11 petition filing. On that date, $34.5 million of accounts receivable previously sold under the Facility were repurchased by the Company. As of August 31, 2001, $58.0 million of this facility was utilized and those receivables were excluded from the balance sheet at that date.

   Contractual Obligations and Commercial Commitments

     We lease, through various subsidiaries, certain facilities and equipment under various lease agreements generally over periods of one to twenty years. Under most arrangements, we also pay the property taxes, insurance, maintenance and expenses related to the leased properties. None of the leases have been impaired as a result of the Chapter 11 filing. Future obligations on non-cancelable operating leases in effect at August 31, 2002 are: $23.9 million in fiscal 2003; $20.5 million in fiscal 2004; $17.3 million in fiscal 2005; $14.6 million in fiscal 2006; $13.4 million in fiscal 2007; and $130.1 million thereafter. Included in the August 31, 2002 Consolidated Balance Sheet are $14.7 million of lease exit reserves related to our future obligations listed above. Total rental expense under operating leases for the one month ending August 31, 2002, eleven months ending July 31, 2002, fiscal 2001 and 2000 were $2.0 million, $24.1 million, $27.3 million and $17.4 million.

     To secure a policy related to our fiscal 2002 and 2001 workers compensation programs, the Company was required to obtain a letter of credit in the amount of $0.9 million for the benefit of the insurance carrier. Subsequent to August 31, 2002, the Company also obtained another letter of credit for the benefit of another carrier in the amount of $3.0 million to cover our fiscal 2003 workers compensation program. The $3.0 million letter of credit effectively reduces our borrowing capacity under our $110.0 million exit facility.

     Below is a summary of Successor Company's contractual obligations and commitments as of August 31, 2002 (all numbers are in millions):

--------------------------------------------------------------------------------
                                            Payments Due by Period
                                  ----------------------------------------------
 Contractual Obligations          Total  Less than 1            4 - 5  After 5
                                            year     1-3 years  years   years
--------------------------------------------------------------------------------
Long-Term Debt                    $177.0    $ 0.0      $107.0   $70.0   $  0.0
--------------------------------------------------------------------------------
Capital Lease Obligations         $  3.3    $ 1.3      $  1.9   $ 0.1   $  0.0
--------------------------------------------------------------------------------
Operating Leases                  $219.8    $23.9      $ 37.8   $28.0   $130.1
--------------------------------------------------------------------------------
Other Long-Term Obligations       $  2.5    $ 2.5      $  0.0   $ 0.0   $  0.0
--------------------------------------------------------------------------------
Total Contractual Cash
Obligations                       $402.6    $27.7      $146.7   $98.1   $130.1
--------------------------------------------------------------------------------

Other long-term obligations of $2.5 million relates to final consideration due to the sellers of Industria Metalurgica Bagarolli Ltda discussed in Note 8 "Acquistions and Divestitures."

--------------------------------------------------------------------------------
                         Total     Amount of Commitment Expiration Per Period
                                 -----------------------------------------------
    Other Commercial    Amounts  Less than 1                              Over 5
       Commitments     Committed     year      1 - 3 years   4 - 5 years   years
--------------------------------------------------------------------------------
Letters of Credit          $ 3.9      $  0.0         $ 0.9         $ 3.0   $ 0.0
--------------------------------------------------------------------------------

Capitalization

     Total debt at August 31, 2002 totaled $177.0 million, a reduction of $437.6 million from the $614.6 million at August 31, 2001. The overall reduction in debt was a result of the reorganization of our debt as part of the Chapter 11 Amended POR.

Liquidity

     The exit facility contains three tranches: (i) tranche A ($70 million) is collateralized by US receivables and inventory at an interest rate of LIBOR plus 3.50%; (ii) tranche B ($20 million) is collateralized by UK and Ireland property, plant and equipment, receivables and inventory at an interest rate of LIBOR plus 4.25%; and (iii) tranche C ($20 million) is collateralized by all other Company assets at an interest rate of LIBOR plus 5.00%. The DIP financing facility had a stated termination date of 180 days from May 16, 2002, and upon its conversion to the exit facility, the termination date for tranches A and B were automatically extended to November 15, 2003, and the termination date for tranche C was automatically extended to May 15, 2004. At August 31, 2002, the outstanding borrowings under tranche A were $70.0 million and the outstanding borrowings under tranche B were $7.0 million. The LIBOR rate at August 31, 2002 was 1.82%.

     At August 31, 2002, we had $33.0 million of borrowings available under our financing facility and $29.9 million in cash, with total liquidity of $62.9 million.

     In the first fiscal 2003 quarter, the Company was not in compliance with certain financial covenants. The Company's majority lenders subsequently waived these financial covenant violations. On December 23, 2002, the Company's lenders amended certain covenants associated with the exit facility and the term notes, including the financial covenants for which the Company obtained a waiver. These revised covenants were established based upon actual operating results in the first fiscal 2003 quarter and management's revised financial and operating forecasts as of the amendment date. In addition, the December 23, 2002 amendment to the exit facility extended the termination date for tranches A and B to March 1, 2004. Certain fees are or may be payable by the Company to its lenders in connection with the foregoing amendments.

     APW Ltd.'s management plans to continue to aggressively pursue additional revenue opportunities within its core customer markets. APW Ltd. took various restructuring actions in fiscal 2002 and the first fiscal 2003 quarter in an effort to reduce costs in the wake of declining net sales experienced during those periods. These programs resulted in restructuring charges during fiscal 2002 and will result in additional restructuring charges in fiscal 2003. Management plans to consider additional cost-reduction programs, as necessary, to further align the Company's cost base with net sales.

     We expect that our liquidity levels will be adequate to fund our future working capital requirements, service our indebtedness, invest in capital expenditures, fund any operating losses and fund current and prospective restructuring initiatives for at least the next twelve months.

     While the Company's revised financial forecasts reflect management's best estimates, there can be no assurances that the Company's fiscal 2003 financial forecasts, which are the basis of the current financial covenants, will be achieved. If the Company's actual operating performance does not substantially meet the fiscal 2003 financial forecasts associated with the amended covenants, the Company may have difficulty achieving compliance with certain debt covenants. If APW Ltd. fails to comply with debt covenants for any reason, the Company may have to consider one or more of the following measures: (a) obtain a waiver of default for the violated covenant(s); (b) obtain an amendment of the covenants in the existing credit facilities; (c) seek additional sources of debt financing, which likely would be subject to obtaining necessary lender consents;
(d) seek additional equity financing or other strategic alternatives; (e) restructure its obligations and/or the business; or (f) consider a combination of the foregoing. There can be no assurances that the aforementioned alternatives would be available to the Company in the future. A future violation of debt covenants could cause a material adverse effect on the Company's ability to continue in its present form and to achieve its intended business objectives.

Environmental Compliance

     The Company has facilities in a number of geographic locations that are subject to a range of environmental laws and regulations. Compliance with these laws has and will require expenditures on a continuing basis. Predecessors to APW Ltd. have been identified by the United States Environmental Protection Agency ("EPA") as "Potentially Responsible Parties" regarding various multi-party Superfund sites. Potentially Responsible Parties are jointly and severally liable with respect to Superfund site remediation liabilities. Any liability in connection with these sites has been assumed by APW Ltd. Based on our investigations, we believe that we are a de minimis participant in certain of these sites. As to two sites, we are a minor participant, and our share of estimated cleanup costs is not likely to exceed $1.1 million and $2.3 million, respectively. In addition, we are also involved in other state clean up actions for which we believe the aggregate costs of remediation are adequately reserved for.

     We anticipate that environmental costs will be expensed or capitalized depending on their future economic benefits. Expenditures that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental expenditures over the last three years for us have not been significant. Although the level of future expenditures for environmental remediation is impossible to determine with any degree of certainty, in our opinion these costs are not likely to have a material adverse effect on our financial position, results of operations or cash flows. Environmental remediation accruals of $5.6 million and $4.4 million were included in our Consolidated Balance Sheets at August 31, 2002 and 2001, respectively.

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

New Accounting Pronouncements

     In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for APW Ltd. as of July 31, 2001. SFAS No. 142 was effective for the Company August 1, 2002 upon emergence from the Chapter 11 reorganization. See Note 5--"Goodwill and Other Intangible Assets" for discussion of impact on adopting SFAS No. 141 and SFAS No. 142.

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. The Company was required to adopt SFAS No. 143 on August 1, 2002, upon emergence from the Chapter 11 reorganization. The Company has determined that there is no current impact of adopting SFAS No. 143.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill and other intangible assets, which are specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes". SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset. The Company was required to adopt SFAS No. 144 on August 1, 2002 upon emergence from the Chapter 11 reorganization. The Company has determined that there is no current impact of adopting SFAS No. 144. However, SFAS No. 144 will impact the accounting for long-lived asset impairments related to future facility closures.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. SFAS No. 145 rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 eliminates the requirement that gains or losses on extinguishment of debt be classified as extraordinary items. The Company was required to adopt SFAS No. 145 on August 1, 2002 upon emergence from the Chapter 11 reorganization. As a result, the gain on debt discharge related to the Chapter 11 reorganization has been classified as a reorganization item in the Consolidated Statement of Operations for the eleven months ended July 31, 2002. In addition, the consolidated financial statements for the year ended August 31, 2000 have been revised to reclassify the previously reported extraordinary loss on early retirement of debt of $2,083,000, net of income tax benefit of $1,250,000, to other expense (income), net.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company was required to adopt SFAS No. 146 for exit or disposal activities initiated after August 1, 2002, after the emergence from the Chapter 11 reorganization. The Company has determined that there is no current impact of adopting SFAS No. 146. However, SFAS No. 146 will impact the accounting for future restructuring activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk from changes in foreign exchange and interest rates and, to a lesser extent, commodities. To reduce such risks, we selectively use financial instruments.

     As discussed in Note 4--"Summary of Significant Accounting Policies" in the accompanying notes to consolidated financial statements, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. We adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on September 1, 2000.

     Currency Risk--APW has invested in its international operations. In most instances, APW products are produced at manufacturing facilities located near the customer. As a result, significant volumes of finished goods are manufactured in countries for sale into those markets. For goods purchased from APW affiliates, APW denominates the transaction in the functional currency of the producing operation.

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

     APW's identifiable foreign exchange exposures result primarily from the anticipated purchase of product from affiliates and third-party suppliers along with the repayment of intercompany loans with foreign subsidiaries denominated in foreign currencies. APW periodically identifies naturally occurring offsetting positions and then purchases hedging instruments to protect against anticipated exposures. Based on APW's overall currency rate exposure, including derivative financial instruments and nonfunctional currency denominated receivables and payables, we do not believe a near-term 10% appreciation or depreciation of the U.S. dollar would have a significant effect on APW's financial position, results of operations and cash flows over the next fiscal year. There were no outstanding hedging instruments as of August 31, 2002.

     Interest Rate Risk--APW periodically enters into interest rate swaps to stabilize financing costs by minimizing the effect of potential interest rate increases on floating-rate debt in a rising interest rate environment. Under these agreements, APW contracts with a counter-party to exchange the difference between a fixed rate of interest and a floating rate of interest applied to the notional amount of the swap. The effective portion of the derivative gain or loss due to a change in fair value is initially recorded as a component of other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The fair value of the Company's interest rate swap agreements was a liability of $2.4 million at August 31, 2001. As a result of the Chapter 11 proceedings, all of the Company's interest rate swaps were terminated. There were no outstanding interest rate swaps as of August 31, 2002. At August 31, 2002, the interest rate charged on our debt financing floats relative to LIBOR. A one percentage point increase or decrease in LIBOR will change our annual interest expense by approximately $2.0 million.

     Commodity Prices--APW is exposed to fluctuation in market prices for steel. Therefore, APW has established a program for centralized negotiation of steel prices. This program allows APW to take advantage of economies of scale as well as to cap pricing. All business units are able to purchase steel under this arrangement.

Item 8.  Financial Statements and Supplementary Data

                                                                              2002 (Unaudited)
                                                                              ----------------
                                                                           Predecessor                  Successor
                                                                             Company                     Company
                                                          -------------------------------------------- -----------
                                                           FIRST      SECOND       THIRD     2 Months   1 Month
                                                          QUARTER     QUARTER     QUARTER     Ended      Ended(1)
                                                          -------     -------     -------     -----      --------
Net sales ..............................................   $219.8     $ 200.9     $ 221.9     $138.1    $  73.4
Gross profit ...........................................   $ 20.9     $  14.6     $  11.6     $ 10.0    $   4.5
                                                           ======     =======     =======     ======    =======
Net earnings (loss) ....................................   $(37.2)    $(493.5)    $ (74.5)    $171.7    $  (9.7)
                                                           ======     =======     =======     ======    =======

     Basic and diluted earnings (loss) per share .......   $(0.93)    $(12.32)    $ (1.86)    $ 4.29    $(29.65)
                                                           ======     =======     =======     ======    =======

(1) During the one month ended August 31, 2002, the $2.8 million write-up to value finished goods and work-in-progress inventories as of July 31, 2002 at their estimated selling prices less cost to complete, costs of disposal and a reasonable profit allowance for completing the selling effort was recognized in cost of products sold.

                                                                       Predecessor Company
                                                           ------------------------------------------
                                                                         2001 (Unaudited)
                                                                         ----------------
                                                            FIRST     SECOND      THIRD     FOURTH
                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                           -------    -------    -------    -------
Net sales ..............................................   $359.7     $ 317.6     $300.2    $ 290.2
Gross profit ...........................................   $ 89.1     $  61.7     $ 30.1    $  43.7
                                                           ======     =======     ======    =======
Net earnings (loss) ....................................   $ 11.7     $  (7.0)    $(55.8)   $(185.4)
                                                           ======     =======     ======    =======

     Basic earnings (loss) per share ...................   $ 0.30     $ (0.18)    $(1.39)   $ (4.64)
                                                           ======     =======     ======    =======
     Diluted earnings (loss) per share .................   $ 0.28     $ (0.18)    $(1.39)   $ (4.64)
                                                           ======     =======     ======    =======

     A review of the unaudited quarterly financial data for the one month ended August 31, 2002, two months ended July 31, 2002 and for the quarters in fiscal 2001 has not been performed by the Company's independent accountants.

     The Consolidated Financial Statements are included on pages 31 to 60 and are incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The name, ages and positions of all of the directors and executive officers of the Company are listed below.

Name                             Age   Position
----                             ---   --------
Richard G. Sim                   58    Chairman, President and Chief Executive Officer; Director
Christopher S. Brothers          37    Deputy Chairman and Director
Richard D. Carroll               39    Vice President and Chief Financial Officer
Susan M. Hrobar                  47    Vice President; President of North America


Thomas F. Giordano               51    Vice President, Global Supply Chain
Kash Pandya                      39    Vice President; President of Europe, Asia and South America
Todd A. Adams                    31    Controller
Michael F. Gasick                37    Treasurer
Anthony W. Asmuth III            60    Assistant Secretary
W. Peter A. Douglas              47    Director
Michael P. Harmon                33    Director
Stephen A. Kaplan                43    Director
J. Richard Budd                  50    Director
Toni J. Smith                    43    Director

     All of our directors serve as such pursuant to the Investor Rights Agreement among shareholders, dated July 31, 2002.

     There an no family relationships among directors or executive officers of the Company. Set forth below are the name, office and position held with the Company and principal occupations and employment during the past 5 years of each of the directors and executive officers of the Company.

     Richard G. Sim--Chairman, President and Chief Executive Officer; Director since 1985. Mr. Sim was elected President and Chief Operating Officer of APW Ltd.'s predecessor, Applied Power Inc., in 1985, Chief Executive Officer in 1986 and Chairman of the Board in 1988. From 1982 through 1985, Mr. Sim was a General Manager in the General Electric Medical Systems Business Group. He is also a director of IPSCO Inc. and Oshkosh Truck Corporation.

     Christopher Brothers--Deputy Chairman, Director, since 2002. Mr. Brothers is currently a Managing Director of Oaktree Capital Management, LLC and has been a senior member of its principal investments group since joining the organization in 1996. Prior to joining Oaktree, Mr. Brothers worked at the New York headquarters of Salmon Brothers Inc., where he served as a Vice President in the Mergers and Acquisitions group. Prior to 1992, Mr. Brothers was a Manager in the Valuation Services group of Price Waterhouse. Mr. Brothers received his MBA in Finance and a BA in Accounting from Michigan State University. Mr. Brothers currently serves on the board of directors of National Mobile Television, Inc.; Caminus Corporation; Power Measurement, Inc.; Cherokee International, LLC; and Xantrex Technology, Inc.

     Richard D. Carroll--Vice President and Chief Financial Officer. Mr. Carroll was named Vice President and Chief Financial Officer in April of 2001. Most recently, he served as President of the Company's thermal management product line from November of 2000 to April 2001. Mr. Carroll was appointed Vice President--Finance of Applied Power in January 2000. Previously, he served as Financial Leader--Electronics during all of 1999. During 1998, Mr. Carroll was appointed Treasurer and Controller of Applied Power Inc. From 1996 to 1997 he was the Corporate Controller of Applied Power Inc. Mr. Carroll is a Certified Public Accountant.

     Susan M. Hrobar--Vice President, President of North America. Ms. Hrobar was named Vice President; President of North America in August 2002. Prior to that Ms. Hrobar was VP, Human Resources. Previously she was named Vice President--Communications of Applied Power Inc. in January of 2000 and had continued in that capacity with APW Ltd. Ms. Hrobar joined Applied Power in 1994 and was the finance leader for the APITECH division until 1996 and from 1996 to 1998 the finance leader for the Enerpac division. From 1998 to 2000, Ms. Hrobar was the finance leader for the Industrial business segment. Ms. Hrobar is a Certified Public Accountant.

     Thomas F. Giordano--Vice President, Global Supply Chain. Mr. Giordano was named VP, Global Supply Chain in August of 2001. Prior to that, from 1999 to 2001 he was the APW Global Supply Chain Leader. From 1996 to 1999 he was the leader for Global Sourcing--Tools and Supplies of Applied Power.

     Kash Pandya--Vice President, President of Europe, Asia and South America. Mr. Pandya was named Vice President, President of Europe, Asia and South America in August 2002. Mr. Pandya was named VP, Europe & Asia Operations in August of 2001. Prior to that, he was the Operations Leader, Europe & Asia since joining Applied Power in 1998. From 1996 to 1998 he was at Caradon Plc in various operational roles, most recently as the Director of European Operations.

     Todd A. Adams--Controller. Mr. Adams was named Controller of Applied Power Inc. in May 2000 and has continued as Controller with APW Ltd. Mr. Adams joined Applied Power Inc. in 1998 as Manager of Financial Planning & Analysis. Mr. Adams was previously employed with IDEX Corporation, from 1996-1998 in accounting and financial roles. Mr. Adams is a Certified Public Accountant.

     Michael F. Gasick--Treasurer. Mr. Gasick joined APW Ltd. in July of 2001 as Treasurer. Mr. Gasick was previously employed with Rockwell International as Director of International Finance from 1999 to July 2001 and with Ralston Purina Company as Director of Corporate Finance from 1994 to 1999. Mr. Gasick is a Chartered Financial Analyst.

     Anthony W. Asmuth III--Assistant Secretary. Mr. Asmuth is a partner in the law firm of Quarles & Brady LLP, Milwaukee, Wisconsin, having joined that firm in 1989. Quarles & Brady LLP performs legal services for the Company and certain of its subsidiaries.

     W. Peter Douglas--Director, since 2000. Mr. Douglas is General Manager of ATI International SRL (Barbados subsidiary of supplier of 3D graphics and multimedia technology for personal computers and consumer electronics). Mr. Douglas is a director of Bico, Limited.

     Michael P. Harmon--Director, since 2002. Mr. Harmon is currently a Senior Vice President of Oaktree Capital Management, LLC and has been a member of its principal investments group since joining Oaktree in 1997 following graduation from Harvard Business School. From 1992 through 1995, Mr. Harmon served as a senior consultant in the Corporate Recovery Consulting Group of Price Waterhouse. Prior to that, he was an analyst in the distressed credits group at Society Corporation. Mr. Harmon holds B.A. in Economics from McGill University and an M.B.A. from Harvard Business School. Mr. Harmon currently serves on the board of directors of Cherokee Investor Partners, LLC; Millennium Rail Holdings, LLC; and Universal Preservation Technologies.

     Stephen A. Kaplan--Director, since 2002. Mr. Kaplan is the leader of Oaktree Capital Management, LLC's principal investments group and the co-portfolio manager of the Principal Opportunities Fund II. Mr. Kaplan joined Oaktree in 1995, having previously served as Managing Director of TCW and portfolio manager of The Principal Fund. Prior to joining TCW in 1993, Mr. Kaplan was a partner with the law firm of Gibson, Dunn & Crutcher and responsible for that firm's East Cost bankruptcy and workout practice. During his career as an attorney, Mr. Kaplan specialized in transactions involving the purchase and sale of companies undergoing financial restructurings. Mr. Kaplan holds a B.S. in Political Science from the State University of New York at Stony Brook and a J.D. from the New York University School of Law, where he was a member of the Annual Survey of American Law. Mr. Kaplan currently serves on the board of directors of Cherokee Investor Partners, LLC; CollaGenex Pharmaceuticals; Forest Oil Corporation; General Maritime Corporation; Millennium Rail Holdings, LLC; National Mobile Television; New Bristol Farms, Inc; Regal Entertainment Group; and Stratagene Holding Corporation.

     J. Richard Budd, III--Director, since 2002. Mr. Budd joined the Board of Directors in July 2002. Since January 2001, Mr. Budd has been a partner in the consulting firm Marotta Gund Budd & Dzera, LLC. From October 1998 to January 2001, Mr. Budd served as a consultant to troubled companies and to creditors of troubled companies. Mr. Budd served as Senior Vice President of Metallurg, Inc., an internal specialty metals producer, from January 1996 to October 1998.

     Toni J. Smith--Director, since 2002. Mr. Smith has been a Corporate Director, Corporate Restructuring Unit, Specialised Lending Services of The Royal Bank of Scotland since April 1991 and Head of Asset Purchasing, Specialised Lending Services, since October 1997.

     Messrs. Sim, Carroll, Giordano, Pandya, Adams, Gasick, Asmuth, Douglas and Ms. Hrobar were all officers and/or directors of Predecessor Company APW Ltd. (now called BQX Ltd.), which entered voluntary bankruptcy in May 2002 and emerged in July 2002. See disclosure in Item 1.

     Mr. Sim is a party to a lawsuit alleging various violations of securities law. See description in "Litigation."

Section 16(a) Beneficial Ownership Reporting Compliance

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company's directors, executive officers and persons who beneficially own 10% or more of the common stock are required to report their initial ownership of common stock and subsequent changes in that ownership to the Securities and Exchange Commission and the New York Stock Exchange. Specific due dates for those reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by those due dates during fiscal 2002. Based upon a review of such reports furnished to the Company, or written representations that no reports were required, the Company believes that all of those filing requirements were satisfied with respect to fiscal 2002.

Employment Agreement and Change-In-Control Arrangements

     The Company assumed the change in control agreements entered into by its Predecessor Company with 6 officers, Sim, Carroll, Pandya, Adams, Giordano, and Ms. Hrobar. The change in control agreements provide that upon a change in control and triggering event, the officer can terminate his services and the Company shall pay to the officer cash in a lump sum equal to two and one-half times (one times for Mr. Adams) the sum of the highest per annum base rate of salary in effect during the one-year period immediately prior to the termination of employment plus the highest annual bonus or incentive compensation earned by the officer under any cash bonus or executive compensation plan of the Company during the three completed fiscal years of the Company immediately preceding the termination date. For purposes of the agreements, a change in control means:

     .    sale of over 50% of stock of APW; or
     .    sale by APW of over 50% of its business or assets; or
     . a merger or consolidation of APW with another corporation such that the shareholders of APW prior to the transaction do not own at least 50% of the surviving entity; or
     . the acquisition by means of more than 25% of the voting power or common stock of APW by any person or group; or
     . the election of directors constituting a majority of APW's board of directors pursuant to a proxy solicitation not recommended by the APW board.

For purposes of the agreements, a triggering event means:

     . reducing the base salary paid to the officer, the officer's bonus opportunity or the total aggregate value of the fringe benefits received by the officer; or
     . a material change in the officer's position or duties or the officer's reporting responsibilities; or
     . a change in the location or headquarters where the officer is normally expected to provide services to a location of 40 or more miles from the previous location.

     In the event that certain severance benefits may be subject to an excise tax imposed by Section 4999 of the Code, then the officer will be entitled to an additional payment to make the officer whole for the amount that would have been received before the application of such excise tax and any income taxes.

Directors Compensation

     The current board of directors has only been in existence since the confirmation of the Amended POR on July 31, 2002 and met only once as a board in fiscal 2002 following our July 31, 2002 emergence from bankruptcy. The current non-employee directors of the Company will be paid an annual retainer of $25,000, plus $1,000 per board and/or committee meeting attended.

Item 11. Executive Compensation

Summary Compensation Table

     The following table sets forth compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the Company's other four most highly compensated executive officers who were serving as executive officers during fiscal 2002 for services rendered to the Company and its subsidiaries ("named executive officers"). The annual compensation amounts include the compensation paid in fiscal 2000 while the officers were employed by Applied Power. The amount of option grants reported for fiscal 2000 include options granted by Applied Power, with the amounts adjusted for the conversion from Applied Power options to APW options as a result of the spin-off.


                                                                                                  Long-Term
                                                                                                 Compensation
                                                Annual Compensation                                 Awards
                                     ------------------------------------------                     ------

                                                                           Other Annual          Securities         All Other
                                                                                                 Underlying
   Name and Principal                                                      Compensation           Options/         Compensation
   ------------------                                                      ------------           --------         ------------
        Position                     Year     Salary          Bonus       ($)/(1)(2)(3)/       SARs (#)/(4)/      ($)/(5)(6)(7)/
        --------                     ----     ------          -----       ---------------      -------------    ------------------
Richard G. Sim                       2002    $812,500/(13)/  $675,000          $261,809              846,000            $31,351

   Chairman, President and Chief
   Executive Officer                 2001     714,999             -0-           410,149                  -0-             14,020

                                                                                                    Long-Term
                                                                                                   Compensation
                                            Annual Compensation                                       Awards
                                   --------------------------------------                             ------

                                                                                 Other Annual       Securities         All Other
                                                                                                    Underlying
   Name and Principal                                                            Compensation        Options/         Compensation
   ------------------                                                            ------------        --------         ------------
        Position                     Year     Salary              Bonus         ($)/(1)(2)(3)/    SARs (#)/(4)/      ($)/(5)(6)(7)/
        --------                     ----     ------              -----          --------------   -------------      --------------
Richard D. Carroll/(9)/            2000         716,535         1,500,000            66,148           912,500             20,668

  Vice President and Chief         2002         292,764/(13)/     206,250               -0-           288,800             31,738
  Financial Officer

                                   2001         221,111            83,333            17,301           120,000             21,082

                                   2000         186,925/(8)/      207,900/(8)/       11,953            45,166             11,379

Kash Pandya/(10)/

  Vice President; President of     2002         297,414            68,389               -0-           210,800             20,575
  Europe, Asia and South
  America

                                   2001         202,762               -0-               -0-           118,000             21,629

                                   2000         176,874            68,641               -0-            48,958             43,533

Susan M. Hrobar/(11)/

  Vice  President;  President  of  2002         220,039            63,250               -0-           288,800             32,489
  North America

                                   2001         197,577               -0-               -0-            70,000             12,602

                                   2000         155,000           150,226               -0-            45,166             13,703

Thomas F. Giordano/(12)/

  Vice President, Global
  Supply Chain                     2002         200,000            55,000               -0-           207,200             21,489

                                   2001         157,073            34,099               -0-            60,000              7,845

                                   2000         118,404            66,577               -0-            45,166             15,472

(1) The 2002 amount is comprised of payments made to Mr. Sim in connection with the following: (a) $6,875 of interest paid on a deferred compensation plan of the Predecessor Company; (b) a loan from the company for his London,

     England residence (with a net financing amount of $137,565 and the remainder consisting of tax gross-up payments). This loan has been refinanced since previously reported for the fiscal year ended August 31, 2001, and has a current face amount of approximately $500,000. This loan is for a residence located in London, England because his responsibilities require him to divide his time between the United States and Europe.

(2) The 2001 amounts consist entirely of interest paid on a deferred compensation plan of the Predecessor Company, except for the following: Mr. Sim received $410,149 in connection with the above loan from the Company (with a net financing amount totaling $222,899 and the remainder of the amount consisting of tax gross-up payments).

(3) The 2000 amounts consist entirely of interest paid on the Deferred Plan except for Mr. Sim who in fiscal 2000 received $66,148 in connection with the above loan.

(4) This figures consist entirely of stock options. Fiscal 2002 awards consist of the options exercisable for the common shares of Predecessor Company as well as Successor Company. The number of options awarded in fiscal 2002 to purchase common shares of Successor Company as follows: Mr. Sim - 46,000, Mr. Carroll - 10,800, Mr. Pandya - 10,800, Ms. Hrobar -10,800 and Mr. Giordano - 7,200. The number of options awarded in fiscal 2002 to purchase common shares of Predecessor Company as follows: Mr. Sim - 800,000, Mr. Carroll - 278,000, Mr. Pandya - 200,000, Ms. Hrobar - 278,000 and Mr.
     Giordano - 200,000. The fiscal 2001 and 2000 grants represent options that were exercisable solely for Predecessor Company common shares.

(5) The 2002 amount represents: (a) the Company's 401(k) Plan matching contributions as follows: Ms. Hrobar - $2,775 and Mr. Giordano - $2,775;
     (b) Company allocations under the 401(k) Plan as follows: Mr. Carroll - $5,100, Ms. Hrobar - $5,100 and Mr. Giordano - $5,100; (c) Company contributions under a UK pension plan in the amount of $20,575 for Mr. Pandya; (d) auto payments as follows: Mr. Sim -$31,351, Mr. Carroll - $14,400, Ms. Hrobar - $14,400 and Mr. Giordano - $13,200; (e) imputed income: Mr. Carroll - $228, Ms. Hrobar - $300 and Mr. Giordano - $414; (f) spousal travel expenses as follows: Mr. Carroll - $12,010 and Ms. Hrobar - $9,914.

(6) The 2001 amount represents: (a) the Company's 401(k) Plan matching contributions as follows: Mr. Carroll - $2,775, Ms. Hrobar - $2,410 and Mr. Giordano - $2,528; (b) Company allocations under the 401(k) Plan as follows: Mr. Carroll - $5,100, Ms. Hrobar - $5,100 and Mr. Giordano - $5,100; (c) Company contributions under a UK pension plan in the amount of $21,629 for Mr. Pandya; (d) auto payments as follows: Mr. Sim - $13,212, Mr. Carroll - $5,107, Ms. Hrobar - $5,092; (e) imputed income for: Mr. Sim in the amount of $808; (f) relocation or moving expenses as follows: Mr. Carroll - $8,100.

(7) The 2000 amount represents: (a) the Company's 401(k) Plan matching contributions as follows: Mr. Sim - $2,625, Mr. Carroll - $2,625, Ms. Hrobar - $2,625 and Mr. Giordano - $2,625; (b) Company allocations under the 401(k) Plan as follows: Mr. Sim - $4,800, Mr. Carroll - $4,800, Ms. Hrobar - $6,400 and Mr. Giordano - $6,400; (c) Company contributions under a UK pension plan in the amount of $20,505 for Mr. Pandya; (d) auto payments as follows: Mr. Sim - $13,243, Mr. Carroll - $3,900, Mr. Pandya - $23,028, Ms. Hrobar - $4,678 and Mr. Giordano - $6,364; and (e) imputed income: Mr. Carroll - $54 and Mr. Giordano - $83.

(8) Includes amounts deferred pursuant to the APW Executive Deferral Compensation Plan, Mr. Carroll's salary $9,000, bonus $23,850.

(9) Effective April 2001, Mr. Carroll was named Vice President and Chief Financial Officer. Prior to that time, he served as President of the Company's thermal management product line from November 2000 to April 2001. Prior to November 2000, Mr. Carroll served as the Company's Vice President--Finance since January 2000.

(10) Effective August 2002, Mr. Pandya was named Vice President; President of Europe Asia and South America. Prior to that time, he served as Vice President, Europe & Asia Operations from August 2001 to August 2002. Prior to that, he was Operations Leader, Europe & Asia since joining Applied Power in 1998.

(11) Effective August 2002, Ms. Hrobar was named Vice President; President of North America. Prior to that time, she served as Vice President, Human Resources from November 2000 to August 2002. Prior to November 2002, Ms. Hrobar served as Vice President--Communications of Applied Power Inc. since January 2000 and continued in that capacity with APW Ltd.

(12) Mr. Giordano was named Vice President, Global Supply Chain in August 2001. Prior to that from 1999 to 2001 he was the APW Global Supply Chain Leader. From 1996 to 1999 he was leader for Global Sourcing--Tools and Supplies of Applied Power.

(13) Mr. Sim's and Mr. Carroll's fiscal 2002 salary includes $62,500 and $17,764, respectively, of salary reinstatement related to fiscal 2001. Both officers had previously agreed to forgo these amounts as part of a company-wide salary reduction in fiscal 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of November 1, 2002, the following hold our common shares.

                                                                                       Number of
                                                                                        Common
Name                                                                                    Shares           Percentage
----                                                                                    ------           ----------
Investor
O'Connor Distressed Trading Master Limited                                                 5,395                 1.7%
JPMorgan Chase Bank                                                                       26,330                 8.1%  (5)
BNP Paribas                                                                                7,046                 2.2%
Societe Generale                                                                           7,046                 2.2%
West Register (Investments) Limited                                                       75,322                23.1%  (6)
Bank of America NA                                                                        21,139                 6.5%  (7)
US Bank National Association                                                               5,801                 1.8%
GSC Partners and Affiliates                                                               26,132                 8.0%  (8)
William E. Simon & Sons Special Situation Partners                                         4,193                 1.2%
Perry Principals LLC                                                                       6,536                 2.0%
Oaktree Funds and Affiliates                                                             140,818                43.2%  (9)
                                                                                      -----------        -------------------
         Subtotal                                                                        325,758               100.0%

Officers and Directors
Richard G. Sim (1)                                                                           251                    *
Christopher S. Brothers (2)                                                                    0                    *
Richard D. Carroll (1)                                                                         1                    *
Susan M. Hrobar                                                                                0                    *
Thomas F. Giordano                                                                             0                    *
Kash Pandya                                                                                    0                    *
Todd A. Adams                                                                                  0                    *
Michael F. Gasick                                                                              0                    *
Anthony W. Asmuth III                                                                          0                    *
W. Peter A. Douglas                                                                            0                    *
Michael P. Harmon (2)                                                                          0                    *
Stephen A. Kaplan (2)                                                                          0                    *
J. Richard Budd                                                                                0                    *
Toni J. Smith (3)                                                                              0                    *
                                                                                      -----------        -------------------
         All directors and executive officers as a group (14 persons)                    326,009  (4)          100.0%

*Less than 1%

(1) Assumes exercise of warrants held by such officer. All warrants are exercisable.
(2) Director nominated by Oaktree Funds and Affiliates. The shares held by Oaktree Funds and Affiliates are listed above and not repeated herein.
(3) Director nominated by West Register (Investments) Limited. The shares held by West Register (Investments) Limited are listed above and not repeated herein.
(4) Assumes exercise of warrants. (5) 380 Madison Avenue, 9th floor, New York, NY 10017
(6) 42 St. Andrew Square, Edinburgh, DH2 2YE Scotland, UK (7) 555 S. Flower St., 11th floor, Los Angeles, CA 90071 (8) 500 Campus Drive, Suite 220, Florham Park, NJ 07932 (9) 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071

Equity Compensation Plan Information

                                                                                    August 31, 2002

                                                      -----------------------------------------------------------------------------

                                                               (a)                        (b)                         (c)

                                                      ----------------------  ---------------------------   -----------------------
                                                                                                             Number of securities
                                                                                                             remaining available
                                                                                                             for future issuance
                                                       Number of securities                                     under equity
                                                        to be issued upon      Weighted-average exercise      compensation plans
                                                           exercise of           price of outstanding        (excluding securities
                                                       outstanding options,      options, warrants and           reflected in
Plan Category                                          warrants and rights               rights                   column(a))

-------------------------------------------------     ----------------------  ---------------------------   -----------------------
Equity compensation plans approved by security
holders                                                               31,230                      $330.00                     6,558
Equity compensation plans not approved by
security holders                                                           0                            0                         0

                                                      ----------------------                                -----------------------
Total                                                                 31,230                      $330.00                     6,558
                                                      ======================                                =======================

Item 13. Certain Relationships and Related Transactions

Investor Rights Agreement

        We and our shareholders have entered into an Investor Rights Agreement, dated July 31, 2002. We have filed that document as an exhibit in our filings with the SEC. The agreement among other things:

.. restricts the transfer of shares and provides certain rights of first offer to purchase shares, co-sale rights and drag along rights,

.. provides limited pre-emptive rights for shareholders,

.. specifies votes for an initial public offering and parameters for selling shares in the offering,

.. provides demand and piggyback registration rights to certain shareholders and specifies terms applicable to holdbacks, registration procedures, expenses and participation,

.. provides that certain actions or steps require supermajority shareholders and/or Board of Director approval, and

.. specifies certain provisions for shareholders to vote and nominate all directors.

        With regard to director nominees, Oaktree currently has the right to nominate or remove three directors (out of the seven directors serving on the Board of Directors). West Register, an affiliate of The Royal Bank of Scotland, has the right to nominate one director and, if its holdings increase to between 30% to 35%, it would have the right to nominate two directors, and if its holdings increase to over 35% it could nominate three directors. In addition, the other shareholders, exclusive of Oaktree and West Register, currently have the right to nominate one director. Mr. Sim, the Company's Chairman, CEO and President, and Mr. Peter Douglas, a Barbadian director, also continue as directors absent removal by a supermajority shareholder vote. The shareholders have agreed to vote their shares to effect these nominee rights. The Company and the shareholders listed above are parties to the Investor Rights Agreement. Holders of warrants are not subject to the terms or conditions of the Investor Rights Agreement.

Other Transactions

        There have been no transactions that have occurred within the past two years between the Company, its executive officers or directors or any person controlling the Company on one hand and the affiliates of the Company on the other hand. Except for a loan to Richard G. Sim to partially finance a residence in London, United Kingdom, and interest paid on debt owned by certain shareholders and the bankruptcy and effecting the bankruptcy plan upon the shareholders and creditors, there have been no transactions within the past two years between APW, its executive officers or directors or any person controlling APW. The balance on the loan from the Company to Mr. Sim is approximately $500,000 and bears interest at 6.81%. It is due the earlier of July 15, 2031 or upon the sale, transfer or conveyance of the property. Interest accrued to the following shareholders on the note issued by us and a loan made to us as of our July 31, 2002 emergence from bankruptcy through our fiscal 2002 year-end. These shareholders were lenders to us prior to our emergence. Prior to the July 31, 2002 bankruptcy emergence the lenders were not affiliates and interest accrued prior to the bankruptcy was in most part discharged in the bankruptcy action and, therefore, is not shown in the table.

$100 Million Note:

                                                                       Principal         Interest
Shareholder                                                            Allocation        Accrued
-----------                                                           ------------       --------
UBS O'Connor LLC                                                      $  2,073,679       $ 10,652
JPMorgan Chase                                                          11,325,479         58,179
BNP Paribas                                                              3,030,762         15,569
Societe Generale                                                         3,030,762         15,569
Royal Bank of Scotland                                                  15,138,664         77,767
Bank of America                                                          9,092,286         46,707
US Bank                                                                  2,495,298         12,818
GSC Recovery LP                                                          4,282,945         22,001
William E. Simon & Sons                                                  1,384,050          7,110
Perry Principals                                                         2,273,072         11,677
Oaktree                                                                 45,873,003        235,649
                                                                      ------------       --------
TOTAL                                                                 $100,000,000       $513,699

Up to $110 Million Credit Facility ($90 million Initial Borrowings):

                                                                       Principal         Interest
Shareholder                                                            Allocation        Accrued
                                                                      ------------       --------
UBS O'Connor LLC                                                      $    681,872       $  2,908
Royal Bank of Scotland                                                  24,000,000        102,359
GSC Recovery LP                                                         20,129,254         85,850
William E. Simon & Sons                                                  1,159,182          4,944
Perry Principals                                                         1,511,482          6,446
Oaktree                                                                 42,518,210        181,338
                                                                      ------------       --------
TOTAL                                                                 $ 90,000,000       $383,844

The above interest covers July 31, 2002 through August 31, 2002.

Item 14. Controls and Procedures

Recent Events

       The Company determined in October 2002, that accounting improprieties had occurred in fiscal 2002, 2001, 2000 and 1999 at one US subsidiary and in fiscal 2001 at one UK subsidiary. These accounting improprieties resulted in the overstatement of assets (primarily cash and inventory) and income and the understatement of liabilities (primarily trade accounts payable and accrued compensation and benefits) and expense. Upon a detailed investigation of both events it was determined that no assets had been misappropriated from the Company. As a result, the consolidated financial statements as of August 31, 2001 and 2000 and for the years ended August 31, 2001, 2000 and 1999 as well as the interim results for the years ended August 31, 2001 and 2000 have been restated. The restated consolidated financial statements as of August 31, 2002, 2001 and 2000 and for the years ended August 31, 2002, 2001 and 2000 are included herein. The impact of the restatement was to increase the net loss by $4.4 million and $0.7 million in fiscal years 2001 and 2000, respectively, and to decrease net income by $0.8 million in fiscal year 1999. Management has taken appropriate remedial actions with respect to the matters described above.

Disclosure Controls and Procedures

       As a result of the above, the Company has undertaken a thorough review of its internal controls and has performed a detailed review of all issues surrounding the aforementioned events to ensure required adjustments are accurate and complete. Among other things the Audit Committee is currently requesting alternatives for expanding the Company's outsourced Internal Audit services. Also, in order to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.

       Since the Evaluation Date, there have not been any significant changes in the internal controls of the Company, or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  Documents filed as part of this report:

          1.   Consolidated Financial Statements

                    See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 39, the Report of Independent Accountants on page 40 and the Consolidated Financial Statements on pages 41 to 66, all of which are incorporated herein by reference

          2.   Financial Statement Schedules

                    See "Index to Consolidated Financial Statements and Financial Statement Schedules" on page 39, the Report of Independent Accountants on Financial Statement Schedule on page 67, all of which are incorporated herein by reference.


          3.   Exhibits

                    See "Index to Exhibits" on pages 72 to 75, which is incorporated herein by reference.

     (b)  Reports on Form 8-K:

           The following reports on Form 8-K were filed during the last quarter of fiscal 2002:

                    On June 5, 2002, the Company filed Amendment No. 1 to Current Report on Form 8-K dated May 1, 2002, reporting under Item 9 updated and amended matters related to the Company's Disclosure Statement.

                    On July 9, 2002, the Company filed a Current Report on Form 8-K dated June 19, 2002, reporting under Item 5 that the Company filed an Amended and Restated Joint Plan of Reorganization of Vero Electronics and the Company and a Supplement to the Disclosure Statement.

                    On August 2, 2002, the Company filed a Current Report on Form 8-K dated July 23, 2002, reporting:

                       . A change in control of the Company under Item 1;
                       . The confirmation of the Amended POR in connection with the Chapter 11 reorganization under Item 2; and . The transfer of all of the assets and selected liabilities not discharged to the successor company and information relating to the credit facility under Item 3.

                    On August 5, 2002, the Company filed Amendment No. 1 to Current Report on Form 8-K dated July 23, 2002, reporting:

                       . A change in control of the Company under Item 1;
                       . The confirmation of the Amended POR in connection with the Chapter 11 reorganization under Item 2; and . The transfer of all of the assets and selected liabilities not discharged to the successor company and information relating to the credit facility under Item 3.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                                 Page
------------------------------------------                                                                                ----
Report of Independent Accountants ......................................................................................    40

Consolidated Statements of Operations
      For the one month ended August 31, 2002 (Successor Company), eleven months ended July 31, 2002, and years ended
          August 31, 2001 and 2000 (Predecessor Company)................................................................    41
Consolidated Balance Sheets
      As of August 31, 2002 (Successor Company) and 2001 (Predecessor Company)..........................................    42

Consolidated Statements of Shareholders' Equity
      and Comprehensive Income (Loss)
      For the one month ended August 31, 2002 (Successor Company), eleven months ended July 31, 2002, and years ended
          August 31, 2001 and 2000 (Predecessor Company)................................................................    43
Consolidated Statements of Cash Flows
      For the one month ended August 31, 2002 (Successor Company), eleven months ended July 31, 2002, and years ended
          August 31, 2001 and 2000 (Predecessor Company)................................................................    44
Notes to Consolidated Financial Statements .............................................................................   45-66

INDEX TO FINANCIAL STATEMENT SCHEDULE (1)
-----------------------------------------

Report of Independent Accountants on Financial Statement Schedule ......................................................    67

Schedule II--Valuation and Qualifying Accounts .........................................................................    68



(1) All other schedules are omitted because they are not applicable, not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of APW Ltd.:

     In our opinion, the consolidated financial statements listed in the index incorporated by reference under Item 15(a)(1) on page 38 present fairly, in all material respects, the financial position of APW Ltd. and its subsidiaries at August 31, 2002 (Successor Company) and August 31, 2001 (Predecessor Company), and the results of their operations and their cash flows for the period from August 1, 2002 to August 31, 2002 (Successor Company), the period from September 1, 2001 to July 31, 2002 (Predecessor Company) and each of the two years in the period ended August 31, 2001 (Predecessor Company) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Notes 1 and 2 to the consolidated financial statements, the Company emerged from Chapter 11 bankruptcy on July 31, 2002. Upon emergence from bankruptcy, the Company changed its basis of financial statement presentation to reflect the adoption of fresh start accounting in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Accordingly, the consolidated financial statements for the periods subsequent to the reorganization (Successor Company financial statements) are not comparable to the consolidated financial statements presented for the prior periods (Predecessor Company financial statements).

     As discussed in Note 3, the Company also changed its methods of accounting for goodwill and intangible assets, its method of accounting for the impairment or disposal of long-lived assets and its method of accounting for exit or disposal activities.


PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
November 4, 2002, except for Note 10 and Note 14 as to the reverse share split which are as of December 23, 2002

                                    APW LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                   Successor                       Predecessor
                                                                    Company                          Company
                                                                  -----------       ------------------------------------------------
                                                                    1 Month          11 Months         Fiscal Year       Fiscal Year
                                                                     Ended             Ended             Ended              Ended
                                                                   August 31,         July 31,         August 31,        August 31,
                                                                      2002              2002              2001              2000
                                                                      ----              ----              ----              ----
Net sales ....................................................... $    73,388       $   780,687       $ 1,267,684       $ 1,239,542
Cost of products sold ...........................................      68,846           723,617         1,043,036           917,321
                                                                  -----------       -----------       -----------       -----------
      Gross profit ..............................................       4,542            57,070           224,648           322,221
Engineering, selling and administrative expenses ................      12,122           160,079           226,709           201,829
Amortization of intangible assets ...............................          --           409,373           194,342            23,918
Corporate reorganization expenses ...............................          --                --                --             6,541
Restructuring charges ...........................................         589            28,436            16,981                --
(Gain) loss on sale of subsidiary ...............................          --            (8,210)            2,667                --
                                                                  -----------       -----------       -----------       -----------
      Operating earnings (loss) .................................      (8,169)         (532,608)         (216,051)           89,933

Reorganization items ............................................          --          (477,157)               --                --
Fresh start accounting adjustments ..............................          --           298,213                --                --
Net financing costs .............................................         954            55,531            43,762            52,657
Other expense (income), net .....................................         542            (2,085)            2,418             8,300
                                                                  -----------       -----------       -----------       -----------
Earnings (loss) before income tax expense .......................      (9,665)         (407,110)         (262,231)           28,976
Income tax expense (benefit) ....................................          --            26,443           (25,704)           52,345
                                                                  -----------       -----------       -----------       -----------
Net earnings (loss).............................................. $    (9,665)      $  (433,553)      $  (236,527)      $   (23,369)
                                                                  ===========       ===========       ===========       ===========
Basic and diluted loss per share:

     Loss per share .................................             $    (29.65)      $    (10.82)      $     (5.96)      $     (0.60)
                                                                  ===========       ===========       ===========       ===========

      Weighted average common shares outstanding ................         326            40,052            39,664            39,077
                                                                  ===========       ===========       ===========       ===========

    The accompanying notes are an integral part of these financial statements

                                    APW LTD.
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                                   Successor     Predecessor
                                                                                                    Company        Company
                                                                                                   August 31,      August 31,
ASSETS                                                                                                2002           2001
------                                                                                                ----           ----
Current assets
      Cash and cash equivalents ...............................................................   $    29,889    $     6,190
      Accounts receivable, net ................................................................       127,070        112,948
      Inventories .............................................................................        94,768        130,937
      Prepaid expenses ........................................................................        10,073         14,213
      Deferred income taxes ...................................................................            53         16,650
                                                                                                  -----------    -----------
            Total current assets ..............................................................       261,853        280,938
Property, plant and equipment .................................................................       192,946        477,915
      Less: Accumulated depreciation ..........................................................        (3,390)      (222,886)
                                                                                                  -----------    -----------
            Net property, plant and equipment .................................................       189,556        255,029
Goodwill, net .................................................................................        17,484        679,225
Other intangibles, net ........................................................................            --         27,616
Tradenames ....................................................................................        28,340             --
Other assets ..................................................................................        26,438         58,524
                                                                                                  -----------    -----------
            Total assets ......................................................................   $   523,671    $ 1,301,332
                                                                                                  ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities
      Short-term borrowings ...................................................................   $        34    $   593,453
      Trade accounts payable ..................................................................        82,648        119,904
      Accrued compensation and benefits .......................................................        24,896         30,126
      Income taxes payable ....................................................................        19,508         33,859
      Other current liabilities ...............................................................        51,755         46,446
                                                                                                  -----------    -----------
            Total current liabilities .........................................................       178,841        823,788
Long-term debt ................................................................................       177,000         21,196
Deferred income taxes .........................................................................        12,706             --
Other long-term liabilities ...................................................................        65,907         46,430
Contingencies (note 18) .......................................................................            --             --

Shareholders' equity
      Successor common shares--$0.08 par value per share; authorized 460,227
         shares; issued and outstanding, 325,758 shares .......................................            26             --
      Predecessor Class A common stock--$0.01 par value per share; authorized 250,000,000
         shares; issued and outstanding, less contingent shares, 40,042,207 shares ............            --            400
      Share premium ...........................................................................        97,980        669,772
      Accumulated deficit .....................................................................        (9,665)      (233,765)
      Accumulated other comprehensive income (loss) ...........................................           876        (26,489)
                                                                                                  -----------    -----------
            Total shareholders' equity ........................................................        89,217        409,918
                                                                                                  -----------    -----------
            Total liabilities and shareholders' equity ........................................   $   523,671    $ 1,301,332
                                                                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements

                                    APW LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                                 Years Ended August 31, 2002, 2001 and 2000
                                                                 ------------------------------------------
                                                        Common
                                                        ------                    Retained    Accumulated
                                                     Stock/Shares                 Earnings       Other                    Total
                                                     ------------      Share   (Accumulated  Comprehensive   Combined  Shareholders'
                                                   Shares    Amount   Premium     Deficit)   (Loss) Income    Equity      Equity
                                                   ------    ------   -------     --------   -------------    ------      ------
  Predecessor Company
  -------------------

Balances at August 31, 1999 .....................      --   $    -- $      --   $        --  $     (10,492) $ 182,568  $ 172,076
  Net loss for the year .........................                                     2,806                   (26,175)   (23,369)
  Currency translation adjustments ..............      --        --        --            --         (6,243)        --     (6,243)
                                                                                                                       ---------
       Total comprehensive loss .................                                                                        (29,612)
                                                                                                                       ---------
  Reclassification of Applied
    Power Inc.'s net investment .................  39,197       392   156,001            --             --   (156,393)        --
  Retention of APW Ltd. allocated debt by
    Applied Power Inc. ..........................      --        --   482,350            --             --         --    482,350
  Exercise of stock options .....................       7        --        58                           --         --         58
                                                  -------   ------- ---------   -----------  -------------  ---------  ---------

Balances at August 31, 2000 .....................  39,204       392   638,409         2,806        (16,735)        --    624,872
  Net loss for the year .........................      --        --        --      (236,527)            --         --   (236,527)
  Currency translation adjustments ..............      --        --        --            --         (8,031)        --     (8,031)
  Derivative instrument fair market value
    adjustment ..................................      --        --        --            --         (1,935)        --     (1,935)
  Reclassification of derivative losses to
    earnings ....................................      --        --        --            --             44         --         44
  Cumulative effect of change in accounting
    principle for derivatives and hedging
    activities, net of tax ......................      --        --        --            --            168         --        168
                                                                                                                       ---------
       Total comprehensive loss .................                                                                       (246,281)
                                                                                                                       ---------
  Issuance of shares for acquisition ............     755         7    24,993            --             --         --     25,000
  Issuance of warrants ..........................      --        --     4,800            --             --         --      4,800
  Dividends on preferred stock of a
    subsidiary ..................................      --        --        --           (44)            --         --        (44)
  Exercise of stock options .....................      83         1     1,570            --             --         --      1,571
                                                  -------   ------- ---------   -----------  -------------  ---------  ---------
Balances at August 31, 2001 .....................  40,042       400   669,772      (233,765)       (26,489)        --    409,918
                                                  =======   ======= =========   ===========  =============  =========  =========
  Net loss for the eleven months ended July
    31, 2002 ....................................      --        --        --      (433,553)            --         --   (433,553)
  Currency translation adjustments ..............      --        --        --            --           (642)        --       (642)
  Derivative instrument fair market value
    adjustment ..................................      --        --        --            --         (1,503)        --     (1,503)
  Reclassification of loss on discontinuance
    of derivative instruments to earnings as
    a reorganization item .......................      --        --        --            --          2,310         --      2,310
  Reclassification of derivative losses to
    earnings ....................................      --        --        --            --            916         --        916
                                                                                                                       ---------
       Total comprehensive loss .................                                                                       (432,472)
                                                                                                                       ---------
  Issuance of warrants ..........................      --        --     9,658            --             --         --      9,658
  Dividends on preferred stock of a
    subsidiary ..................................      --        --        --           (42)            --         --        (42)
  Fresh start adjustments ....................... (40,042)     (400) (679,430)      667,360         25,408         --     12,938
                                                  -------   ------- ---------   -----------  -------------  ---------  ---------
Balances at July 31, 2002 .......................      --   $    -- $      --   $        --  $          --  $      --  $      --
                                                  =======   ======= =========   ===========  =============  =========  =========






  Successor Company
  -----------------

Balances at August 1, 2002 ......................      --   $    -- $      --   $        --  $          --  $      --  $      --
  Net loss for the one month ended August
    31, 2002 ....................................      --        --        --        (9,665)            --         --     (9,665)
  Currency translation adjustments ..............      --        --        --            --            876         --        876
                                                                                                                       ---------
       Total comprehensive loss .................                                                                         (8,789)
                                                                                                                       ---------
  Distribution of new common shares .............     250        20    72,529            --             --         --     72,549
  Exercise of warrants ..........................      76         6    25,451            --             --         --     25,457
                                                  -------   ------- ---------   -----------  -------------  ---------  ---------
Balances at August 31, 2002 .....................     326   $    26 $  97,980   $    (9,665) $         876  $      --  $  89,217
                                                  =======   ======= =========   ===========  =============  =========  =========

   The accompanying notes are an integral part of these financial statements

                                    APW LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               Successor                    Predecessor
                                                                                Company                       Company
                                                                           -------------- ------------------------------------------
                                                                                1 Month       11 Months   Fiscal Year    Fiscal Year
                                                                                 Ended          Ended        Ended          Ended
                                                                               August 31,       July 31,    August 31,    August 31,
                                                                                  2002            2002         2001          2000
                                                                                  ----            ----         ----          ----
Operating activities
   Net loss ..............................................................   $    (9,665)   $ (433,553)  $   (236,527)   $  (23,369)
   Adjustments to reconcile net loss to net cash provided by (used
     in) operating activities:
      Depreciation and amortization ......................................         3,475       473,589        247,975        58,866
      Amortization of financing fees .....................................            13        18,933          2,294           620
      Loss (gain) from sale of assets ....................................            81        (2,035)          (161)          708
      (Gain) loss on sale of subsidiary ..................................            --        (8,210)         2,667            --
      Deferred income taxes ..............................................           263        29,207        (22,599)       (3,083)
      Restructuring charges ..............................................           589        28,437         16,981            --
      Investment write-off ...............................................            --            --          9,800            --
      Reorganization items ...............................................            --      (477,157)            --            --
      Fresh start accounting adjustments .................................            --       298,213             --            --
      Loss on early retirement of debt ...................................            --            --             --         3,333
      Changes in operating assets and liabilities, excluding the effects of business acquisitions and disposals:
                 Accounts receivable .....................................           639        42,626         44,824       (21,156)
                 Inventories .............................................         3,163        34,821         39,893       (49,442)
                 Prepaid expenses and other assets .......................         2,875        (4,046)        (5,496)       (4,116)
                 Trade accounts payable ..................................         2,633       (41,080)       (40,946)       49,266
                 Income taxes ............................................         1,943         5,795        (42,886)       40,308
                 Other liabilities .......................................        (5,462)       (6,564)       (35,478)      (15,874)
                                                                             -----------    ----------   ------------    ----------
Net cash provided by (used in) operating activities before
   reorganization items ..................................................           547       (41,024)       (19,659)       36,061
      Cash used for reorganization items .................................            --        (2,775)            --            --
                                                                             -----------    ----------   ------------    ----------
Net cash provided by (used in) operating activities ......................           547       (43,799)       (19,659)       36,061

Investing activities
      Proceeds on sale of property, plant and equipment ..................            --         8,769          3,287         2,579
      Proceeds on the sale of subsidiary, net of cash sold ...............            --        19,241          1,782            --
      Additions to property, plant and equipment .........................          (484)      (18,195)       (88,521)      (45,924)
      Investments and acquisitions of businesses, net of cash acquired ...            --            --       (241,546)      (13,304)
      Other investing activities .........................................            --          (688)        (4,231)       (3,411)
                                                                             -----------    ----------   ------------    ----------
Net cash (used in) provided by investing activities ......................          (484)        9,127       (329,229)      (60,060)

Financing activities
      Investments by Applied Power Inc., net, including debt
         allocations .....................................................            --            --             --        32,988
      Net short term (repayments) borrowings .............................            --       (4,675)         4,620            --
      Principal repayments on long-term debt .............................            --     (183,224)      (148,245)      (53,387)
      Principal borrowings on long-term debt .............................            --       233,418        582,647            --
      Borrowings on DIP/exit facility ....................................            --        77,000             --            --
      DIP/exit facility financing costs ..................................            --        (3,734)            --            --
      Exercise of warrants ...............................................             6            --             --            --
      Net repayments of commercial paper .................................            --            --        (51,152)           --
      Net receivables financed ...........................................            --       (58,019)       (20,908)        3,459
      Debt financing costs ...............................................            --        (2,100)        (7,700)           --
      Proceeds from sale leaseback financing .............................            --            --             --        26,144
      Other financing activities .........................................          (130)          (42)           801            57
                                                                             -----------    ----------   ------------    ----------

Net cash (used in) provided by financing activities ......................          (124)       58,624        360,063         9,261
Effect of exchange rate changes on cash ..................................           938        (1,130)        (5,697)          849
                                                                             -----------    ----------   ------------    ----------
Net increase (decrease) in cash and cash equivalents .....................           877        22,822          5,478       (13,889)
Cash and cash equivalents--beginning of period ...........................        29,012         6,190            712        14,601
                                                                             -----------    ----------   ------------    ----------
Cash and cash equivalents--end of period .................................   $    29,889    $   29,012   $      6,190    $      712
                                                                             ===========    ==========   ============    ==========

    The accompanying notes are an integral part of these financial statements

                                    APW LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Reorganization and Emergence From Chapter 11

     On May 16, 2002, Predecessor Company APW Ltd. (hereinafter referred to as "Predecessor Company"), a Bermuda holding company, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court") (Case No. 02-12335). The above proceeding involved only Predecessor Company APW Ltd., the Bermuda company, and Vero Electronics, Inc., a non-operating entity and subsidiary of Predecessor Company (Case No. 02-12334). All other subsidiaries of the Company were excluded from the proceeding and continued to conduct business with customers and suppliers in the ordinary course. On July 24, 2002, the Bankruptcy Court entered an order confirming Predecessor Company's and Vero's Amended and Restated Plan of Reorganization dated June 19, 2002 (as modified, amended or supplemented, the "Amended POR"). Successor Company successfully emerged on July 31, 2002. The Predecessor Company (BQX Ltd.) is currently in liquidation. APW Ltd., the Bermuda holding company, had and continues to have no significant assets other than investments in the stock of its wholly owned subsidiaries, intellectual property and intercompany receivables. Its indebtedness (both pre-emergence and post-emergence), is collateralized by substantially all of the assets, including the stock, of its subsidiaries. The holding company relies on dividends and distributions from its subsidiaries as its primary source of cash, primarily to service its indebtedness.



     Pursuant to the terms of the Amended POR, subject to the approval of the joint provisional liquidators (the "JPLs") appointed in the Bermuda Proceeding and, if required, the approval of the Bermuda Supreme Court, all of the assets and liabilities which were to be retained by APW Ltd. under the original Plan were transferred to AWP Ltd. ("AWP"), a newly formed Bermuda company, including the right to use the name "APW Ltd.," which became the successor-in-interest to APW Ltd. After the consummation of the Amended POR, APW Ltd. changed its name to BQX Ltd. and AWP Ltd. changed its name to APW Ltd. The above name changes became effective on July 31, 2002 ("Effective Date").

     As a result of the confirmed Amended POR, the following liabilities that were deemed subject to compromise were discharged by the Bankruptcy Court:

                                                                                   July 31,
                                                                                     2002
                                                                                     ----
                Unsecured debt                                                     $664,935
                Accrued interest                                                     22,440
                Interest rate swap liabilities                                        2,310
                                                                                   --------
                         Total liabilities subject to compromise                   $689,685
                                                                                   ========

     The gain on discharge was recorded net of the issuance of the new Subordinated Secured Term Notes and equity issued to the senior lenders upon emergence. The gain was recorded as a reorganization item (see below).

      The aggregate net costs (income) resulting from reorganization of the business have been reported in the Consolidated Statements of Operations separately as reorganization items. For the eleven months ended July 31, 2002, the following have been recorded (in thousands):

                                                                                    Eleven
                                                                                 Months Ended
                                                                                July 31, 2002
                                                                                -------------
      Loss on deferred financing costs related to liabilities subject to
         compromise (non-cash)                                                     $  17,818
      Professional and other fees directly related to Chapter 11 filing                8,400
      Loss on discontinuance of derivative instruments (non-cash)                      2,310
      Gain on debt discharge                                                        (505,685)
                                                                                    --------
                         Total                                                     $(477,157)
                                                                                   =========

      In addition, as of July 31, 2002, pursuant to the Amended POR, Successor Company issued the following:

     (a) New Subordinated Secured Notes in the aggregate principal amount of $100 million issued to the senior secured lenders of Predecessor Company; (b) 250,000 common shares of Successor Company (the "APW Common Shares") issued to the senior secured lenders of Predecessor Company which represents 100% of the outstanding common shares of Successor Company immediately after the consummation of the Amended POR; (c) Warrants to purchase up to 15,151 Successor Company APW Common Shares at an exercise price of $1,795.80 per share issued to the current equity holders of Predecessor Company; and (d) Warrants to purchase up to 75,758 Successor Company APW Common Shares at an exercise price of $0.08 per share issued to lenders under the debtor-in-possession financing facility (defined below), which were all subsequently exercised by the lenders prior to August 31, 2002.

      As of July 31, 2002, there were approximately 40.8 million common shares of the Predecessor Company outstanding. Under the Amended POR, holders of Predecessor Company common shares as of the July 31, 2002 record date received
(a) warrants representing the right to purchase 15,151 APW Common Shares as stated above and (b) retained existing common shares in APW Ltd. (which as a practical matter will be liquidated and no distribution is expected to shareholders). Subsequent to the effective date of the Amended POR, the Predecessor Company will be dissolved, liquidated or wound-up by the JPLs in connection with a proceeding in Bermuda or otherwise pursuant to applicable Bermuda law, and no assets are expected to be distributed to Predecessor Company shareholders.

       Concurrent with the Chapter 11 petition on May 16, 2002, the Bankruptcy Court approved and, the Successor Company entered into a $110 million debtor-in-possession financing ("DIP financing facility") agreement with certain members of its lender group. Under the terms of the DIP financing facility, upon emergence from bankruptcy, the DIP financing facility converted to the Successor Company's Post-petition Multicurrency Superpriority Credit Facility ("exit facility"). See Note -10 "Debt Financing" for a more detailed discussion of the exit facility.

Note 2--Fresh Start Accounting

       The Company adopted fresh start accounting pursuant to the guidance provided by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). In accordance with the principles of fresh start accounting, Successor Company has adjusted its assets and liabilities to their "fair values" as of July 31, 2002 with the excess of the Successor Company's reorganization value over the fair value of its tangible and identifiable intangible assets and liabilities reported as goodwill in the Consolidated Balance Sheet. The net effect of all fresh start accounting adjustments resulted in a loss of $298.2 million, which is reflected in the Predecessor Company's results from September 1, 2001 through July 31, 2002.

       In accordance with its adoption of SOP 90-7, Predecessor Company engaged a third party financial advisor to determine the overall business enterprise value ("BEV") of the reorganized, Successor Company. For the purposes of its application, the BEV can be defined as the total value of APW and its subsidiaries as a going concern, excluding any non-operating financial assets. The third party determined that the BEV was within a range of $225.0 million and $325.0 million, and for the purposes of applying SOP 90-7, the Company used the mid-point or $275.0 million representing management's best estimate of Successor Company's reorganized BEV. The BEV was based on the consideration of many factors and various valuation methods, including a discounted cash flow analysis using projected financial information, selected publicly traded company market multiples of certain companies operating businesses similar to that of the Successor Company, and other applicable ratios and valuation techniques believed by the Successor Company and its financial advisor, to be representative of the Successor Company's business and industry. The valuation was based on a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the control of the Successor Company.

       Once the BEV was determined, it was used to calculate Successor Company's reorganization value. Reorganization value, as defined by SOP 90-7 is "the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring." This value was derived by adding the fair value of all liabilities ($257.4 million) not included in the calculation of the BEV(all liabilities except long-term debt and the fair value of the warrants issued in conjunction with our DIP financing facility) to the BEV ($275.0 million, which includes the base capital structure (debt and equity) of Successor Company) to arrive at the $532.4 million reorganization value (total assets) of the reorganized entity. Once this value was determined, two other independent valuation firms were engaged to determine the fair value of certain of the Company's assets and liabilities. One firm was engaged to determine the fair value of tangible fixed assets and specifically identifiable intangible assets and another was engaged to determine the fair value of the Company's UK pension obligation. Once these valuations were completed, the Company allocated the reorganization value to the fair value of its assets and liabilities. As stated above, the excess of the Successor Company's reorganization value over the fair value of its tangible and intangible assets and liabilities has been recorded as goodwill. The equity value of the Successor Company was determined by subtracting from the BEV; total indebtedness as of July 31, 2002, of $177.0 million and the fair value of the warrants issued to the lenders of the exit credit facility, of $25.5 million, leaving $72.5 million as the total equity value of the reorganized, Successor Company as of July 31, 2002. In August 2002, all of the warrants issued to the lenders of the credit facility were exercised and recorded as common shares outstanding, with the difference from par value of $0.08, recorded as share premium.

       The effects of the application of fresh start accounting on the Predecessor Company's pre-confirmation Condensed Consolidated Balance Sheet are as follows:

                                    APW Ltd.
                Reorganized Condensed Consolidated Balance Sheet
                               As of July 31, 2002

                                            Predecessor                                                         Successor
                                              Company                                                            Company
                                           -------------                                                       -----------

                                             July 31,           Debt          Fresh Start         Exit           July 31,
(In Thousands)                                 2002          Discharge        Adjustments      Financing           2002
                                               ----          ---------        -----------      ---------           ----
ASSETS
------
Current assets:
    Cash and cash equivalents               $   29,012       $       -         $       -       $       -        $  29,012
    Accounts receivable, net                   127,735               -                 -               -          127,735
    Inventories, net                            95,236               -             2,763  b)           -           97,999
    Prepaid expenses and other assets           13,557               -                 -               -           13,557
                                            ----------       ---------         ---------       ---------        ---------
Total current assets                           265,540               -             2,763               -          268,303

Net property, plant & equipment                199,303               -            (7,260) c)           -          192,043
 Goodwill, net                                 288,026               -          (270,542) d)                       17,484
                                                                                          e)
 Other intangible assets, net                    3,408               -            24,932  d)           -           28,340
 Other assets                                   43,618               -           (17,348) f)           -           26,270
                                            ----------       ---------         ---------       ---------        ---------

    Total assets                            $  799,895       $       -         $(267,455)      $       -        $ 532,440
                                            ==========       =========         =========       =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Short-term borrowings                   $   77,957       $       -         $       -       $ (77,000) l)    $     957
    Trade accounts payable                      80,061               -                 -               -           80,061
    Accrued compensation and benefits           24,287               -                 -               -           24,287
    Income taxes payable                        29,304               -           (11,304) g)           -           18,000
    Other current liabilities                   47,779               -             6,139  h)           -           53,918
                                            ----------       ---------         ---------       ---------        ---------
Total current liabilities                      259,388               -            (5,165)        (77,000)         177,223

Long-term debt                                       -         100,000  a)             -          77,000  l)      177,000
Deferred income taxes                            1,424               -            11,053  i)           -           12,477
Deferred compensation                           22,147               -            29,000  j)           -           51,147
Warrants                                        25,451               -                 -               -           25,451
Other non-current liabilities                   20,723               -            (4,130) k)           -           16,593

Liabilities subject to compromise              689,685        (689,685) a)             -               -                -
                                            ----------       ---------         ---------       ---------        ---------

    Total liabilities                        1,018,818        (589,685)           30,758               -          459,891

Shareholders' equity                          (218,923)        589,685          (298,213)              -           72,549
                                            ----------       ---------         ---------       ---------        ---------

    Total liabilities and shareholders'
   equity                                   $  799,895       $       -         $(267,455)      $       -        $ 532,440
                                            ==========       =========         =========       =========        =========


Adjustments reflected in the Reorganized Condensed Consolidated Balance Sheet are as follows:

a) Exchange of pre-petition unsecured debt and accrued interest for an $100.0 million Subordinated Secured Term Note and APW Common Shares. A gain on the extingishment of debt of $505.7 million was recorded through reorganization items in Predecessor Company's Consolidated Statement of Operations for the eleven months ended July 31, 2002.

b) Finished goods and work-in-progress inventories have been valued based on their estimated net selling prices less cost to complete, costs of disposal and a reasonable profit allowance for completing the selling effort.

c) Property, plant and equipment have been adjusted to reflect the fair value of the assets based on an independent appraisal.

d) Eliminate Predecessor Company's historical goodwill and other intangible assets in the amount of $(288.0) million. Record Successor Company's intangible assets (tradenames) at fair value based on an independent appraisal.

e) Record excess of reorganization value (goodwill) of $17.5 million over the fair value of Successor Company's tangible assets and specifically identified intangible assets.

f) Adjustment to state other non-current assets at fair value. This adjustment is comprised of the following: the write-down of deferred financing costs related to the DIP financing facility (-$17.0 million), the write-up of a deferred compensation trust to fair value ($0.7 million) and the write-down of certain equity method investments to fair value (-$1.0 million).

g) Adjustment of current income taxes payable primarily resulting from the rejection of the tax sharing agreement with Applied Power (pursuant to the Amended POR).

h) Adjustment to increase other current liabilities for certain adverse purchase commitments, an unfavorable lease commitment and the estimated future earn-out payments as stipulated by the purchase agreement of a previous acquisition.

i) Adjustment to record a deferred tax liability on Successor Company's indefinite lived other intangible assets (tradenames).

j) Adjustment to record the excess of the projected benefit obligation over the fair value of the plan assets of a defined benefit pension plan.

k) Adjustment to eliminate Predecessor Company's long-term portion of deferred gain on sale-leaseback.

l) Record the reclassification (from short-term to long-term) and conversion of Predecessor Company's debtor-in-possession financing facility to Successor Company's Post-petition Multicurrency Superpriority Credit Facility (exit facility).

Note 3--Goodwill and Other Intangible Assets

     Upon emergence from bankruptcy, the Successor Company immediately adopted Statement of Financial Accounting Standards ("SFAS") No. 142 Goodwill and Other Intangible Assets. The allocation of the Successor Company's reorganization value to its tangible assets and specifically identified intangible assets resulted in the recording of $17.5 million in excess reorganization value. The Company's excess reorganization value will be treated effectively as goodwill for purposes of applying SFAS No. 142 and has been recorded as such in the Consolidated Balance Sheet of Successor Company. It will not be amortized going forward as it is deemed to have an indefinite life. As the allocation of reorganization value was undertaken, the Company performed a thorough analysis in accordance with SFAS No. 141, "Business Combinations", to identify other intangibles apart from goodwill. This analysis was based on an independent appraisal and resulted in the identification of two domestic tradenames with a combined fair value of $28.3 million. The Company has also assigned an indefinite life to these tradenames.

     Under SFAS No. 142 goodwill and other indefinite lived intangible assets will not be amortized, but will be reviewed for impairment on an annual basis on a reporting unit level.

     The impact of Statement No. 142 on previously reported results follows (in thousands, except per share data):

                                                          Predecessor Company
                                                  -----------------------------------
                                                  11 Months  Fiscal Year  Fiscal Year
                                                    Ended       Ended        Ended
                                                   July 31,   August 31,   August 31,
                                                     2002        2001         2000
                                                  ---------  -----------  -----------
Reported net earnings (loss)                      $(433,553)  $(236,527)   $(23,369)
Add back: Goodwill amortization expense, net         14,971      21,861      19,444
                                                  ---------   ---------    --------
Adjusted net earnings (loss)                      $(418,582)  $(214,666)   $ (3,925)
                                                  =========   =========    ========
Earnings per share -- basic and diluted:
Reported earnings (loss) per share                $  (10.82)  $   (5.96)   $  (0.60)
Goodwill amortization, net                             0.37        0.55        0.50
                                                  ---------   ---------    --------
Adjusted earnings (loss) per share                $  (10.45)  $   (5.41)   $  (0.10)
                                                  =========   =========    ========

     No adjustment has been made to the previously reported results related to the goodwill impairment charges recorded in fiscal 2002 and fiscal 2001.

Note 4--Summary of Significant Accounting Policies

     Description of Business and Distribution Transaction: APW Ltd. is a leading global provider of Technically Enabled Manufacturing Services ("TEMS"), focused on designing and integrating large electronic products. APW Ltd. has the capabilities to design and manufacture various subsystems for electronic products, including enclosures, thermal management systems, power supplies, backplane assemblies, printed circuit board assemblies (PCBAs), and cabling, either as integrated custom systems or as individual subsystems. In addition, APW provides a wide range of integration services to its customers, including product design, supply chain management, manufacturing, assembly, testing and drop-ship services. APW's focus is large infrastructure solutions, such as wireless base stations and switches, enterprise hardware and internet server enclosures.

     On January 26, 2000, Applied Power Inc.'s ("Applied Power", APW Ltd.'s former parent company and now named Actuant Corporation, "Actuant") board of directors authorized management to pursue a spin-off of the Electronics business (the "Distribution") to more effectively capitalize on the opportunities in the electronics market. On July 7, 2000, Applied Power's board of directors approved the Distribution, which became effective on July 31, 2000, with shareholders of Applied Power common stock as of the July 21, 2000 record date receiving one share of Predecessor Company APW Ltd. common stock for every Applied Power share owned. Prior to the Distribution, APW Ltd. was reorganized as a Bermuda company.

     Basis of Presentation: The consolidated financial statements have been prepared in United States ("U.S.") Dollars in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements have been prepared on two different basis; (1) as of August 31, 2002 and the one month of cash flows and operations ending August 31, 2002, Successor Company has prepared its financial statements according to SOP 90-7. In accordance with the principles of this statement and upon the adoption of fresh start accounting, Successor Company has adjusted its assets and liabilities to their "fair values" as of the Effective Date with the excess of the Successor Company's reorganization value over the fair value of its tangible and identifiable intangible assets and liabilities reported as goodwill in the Consolidated Balance Sheet, (2) for all other periods presented, the financial statement presentation assumes that the electronics business that was contributed to APW Ltd. in connection with its spin-off was organized as a separate legal entity. In addition, the fiscal 2000 consolidated financial statements of APW Ltd. include allocations of certain Applied Power corporate expenses as discussed below.

     Prior to the spin-off, Applied Power provided certain general and administrative services to APW Ltd. including administration, finance, legal, tax, treasury, information systems, corporate communications and human resources. The cost for these services has been allocated to APW Ltd. by Applied Power based upon a formula that includes sales, operating profit, assets and headcount. Management of APW Ltd. believes that the allocation of cost for these services is reasonable. These allocations totaled $9.0 million in 2000. Since the Distribution, APW Ltd. has performed these general and administrative services using its own resources or purchased services and is responsible for the costs and associated expenses.

     Applied Power's historical practice had been to incur indebtedness for its consolidated businesses at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and then to centrally manage various cash functions. Accordingly, through July 31, 2000, historical amounts include interest expense allocated to APW Ltd. from Applied Power based on the portion of Applied Power's investment in APW Ltd., which is deemed to be debt. This allocation has generally been based upon a cash flow model which details the historical uses of debt proceeds by APW Ltd. and the deemed debt repayments by APW Ltd. based on free cash flow. Management believes that the allocation of interest expense for the historical periods is reasonable. In conjunction with the Distribution, the consolidated debt of Applied Power was realigned between APW Ltd. and Applied Power. Through an additional investment by Applied Power on July 31, 2000, a certain portion of APW Ltd.'s outstanding debt was assumed by Applied Power.

     The allocation methodologies followed in preparing the fiscal 2000 consolidated financial statements may not necessarily reflect what the results would have been had APW Ltd. been a separate, independent public entity for periods prior to the Distribution.

     Principles of Consolidation: APW Ltd. consolidates companies in which it owns or controls more than fifty percent of the voting shares. Investments in partially owned affiliates are accounted for by the equity method when APW Ltd.'s interest exceeds twenty percent. The results of companies acquired or disposed of during the fiscal year are included in the consolidated statements from the effective date of acquisition or until the date of disposal. All significant interdivisional balances, transactions and profits have been eliminated in consolidation. The consolidated fiscal 2000 financial statements of Predecessor Company APW Ltd. include the accounts of the related Electronics businesses of Applied Power prior to the Distribution and of APW Ltd. and its subsidiaries subsequent to the Distribution.

     Cash Equivalents: APW Ltd. considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

     Investments: In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and based on the Company's intentions regarding these instruments, the Company has classified certain investments related to deferred compensation arrangements as held-to-maturity and has accounted for these investments at amortized cost. These investments have varying maturities ranging from less than a year to the year 2027.

     Inventories: Inventories are comprised of material, direct labor and manufacturing overhead, and except as described in Note 1--"Reorganization and Emergence from Chapter 11," are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for substantially all inventories.

     Property, Plant and Equipment: Property, plant and equipment are stated at cost. For these purposes, the carrying amounts assigned to property, plant and equipment upon emergence from bankruptcy are considered to be cost. Plant and equipment are depreciated over the estimated useful lives of the assets, ranging from two to thirty years, under the straight-line method for financial reporting purposes and either the straight-line or regulatory methods for income tax purposes. Capital leases and leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter. Expenditures for maintenance and repairs not expected to extend the useful life of an asset beyond its normal useful life are expensed as incurred.

     Goodwill and Other Intangible Assets: Successor Company's goodwill balance at August 31, 2002 represents the excess of the Successor Company's reorganization value ($532.4 million) over the aggregate fair value of the Company's tangible and identifiable intangible assets upon emergence from bankruptcy. After confirmation of the Amended POR, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". See Note 3 - "Goodwill and Other Intangible Assets" for further explanation.

     In accordance with SFAS No. 142, goodwill will not be amortized, however, under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. Impairment of goodwill is measured according to a two-step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

     Additionally, under SFAS No. 142, intangible assets not subject to amortization (indefinite lived intangible assets) shall be tested for impairment at least annually and more frequently if an event occurs which indicates the intangible asset may be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Successor Company's other intangible assets consist of two domestic tradenames which have been deemed to have an indefinite life.

     Predecessor Company's goodwill was amortized on a straight-line basis over periods of fifteen to forty years. Predecessor Company's other intangible assets consisted primarily of purchased patents, trademarks, non-compete agreements and customer lists, and were amortized over periods from two to forty years.

     Long-Lived Assets: Effective August 1, 2002, APW Ltd. adopted SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of long-lived assets (other than goodwill and other intangible assets) may not be recoverable. Factors APW Ltd. considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for APW Ltd.'s overall business, or significant negative industry or economic trends. In determining whether an impairment of long-lived assets (other than goodwill and other intangible assets) has occurred, APW Ltd. compares estimated undiscounted cash flows to the related asset book value. When APW Ltd. determines that the carrying value of long-lived assets exceeds estimated undiscounted cash flows, APW Ltd. measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in APW Ltd.'s current business model.

     Prior to August 1, 2002, the Predecessor Company applied SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of."

     Revenue Recognition: Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectability is reasonably assured.

     Research and Development Costs: Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products totaled approximately $0.2 million, $2.0 million, $5.1 million and $6.1 million for the one month ended August 31, 2002, eleven months ended July 31, 2002, and fiscal years 2001 and 2000, respectively.

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

     Income Taxes: APW Ltd. uses the asset and liability method to record deferred income tax assets and liabilities relating to the expected future income tax consequences of transactions that have been recognized in APW Ltd.'s financial statements. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between financial statement carrying amounts and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which temporary differences are expected to reverse. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. Certain tax benefits existed as of the July 31, 2002 (the

Effective Date of our emergence from Chapter 11) but were offset by valuation allowances. The utilization of these benefits to reduce income taxes paid to federal, state, and foreign jurisdictions does not reduce the Company's income tax expense. Realization of net operating loss and tax credit benefits first reduce excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter is reported as share premium.

     APW Ltd. is included in the consolidated U.S. income tax return of Applied Power prior to the Distribution. Therefore, the provision for income taxes of APW Ltd., through July 31, 2000, has been calculated as if APW Ltd. was a stand-alone corporation filing a separate tax return.

     Foreign Currency Translation: A significant portion of APW Ltd.'s sales, income and cash flow is derived from its international operations. The financial position and the results of operations of APW Ltd.'s foreign operations are measured using the local or regional currency of the countries in which they operate and are translated into U.S. dollars. Revenues and expenses of foreign subsidiaries are translated into U.S. dollars at the average exchange rate effective during the fiscal year. Although the effects of foreign currency fluctuations are mitigated by the fact that expenses of foreign subsidiaries are generally incurred in the same currencies in which the sales are generated, the reported results of operations of APW Ltd.'s foreign subsidiaries are affected by changes in foreign currency exchange rates and, as compared to prior periods, will be higher or lower depending on the weakening or strengthening of the U.S. dollar. In addition, a portion of APW Ltd.'s net assets are based in its foreign subsidiaries and are translated into U.S. dollars at the foreign currency rate in effect at the end of each period. Accordingly, APW Ltd.'s equity and comprehensive income (loss) will fluctuate depending upon the strengthening or weakening of the U.S. dollar versus other currencies. Such currency translation amounts are included as part of the balance of accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets. Net gains (losses) resulting from foreign currency transactions, included in "Other expense (income), net" in the Consolidated Statements of Operations, amounted to ($0.4) million, ($0.3) million, ($2.1) million and ($3.4) million for the one month ended August 31, 2002, eleven months ended July 31, 2002, and years ended August 31, 2001 and 2000, respectively.

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

     Fair Value of Financial Instruments: The fair value of APW Ltd.'s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings and long-term debt approximated book value as of August 31, 2002 and 2001 due to their short-term nature or, in the instance of long-term debt, the fact that the interest rates approximated year-end market rates of interest. The fair value of debt instruments is calculated by discounting the cash flow of such obligations using the market interest rates for similar instruments.

     Earnings (Loss) Per Share: Subsequent to the Distribution, basic earnings per share is calculated by dividing the net loss by the weighted average common shares outstanding. Fiscal 2001 and 2000 diluted earnings per share exclude the effect of options to purchase approximately 1.3 million and 1.7 million shares of common stock, respectively, because they would be anti-dilutive due to the net loss in the respective fiscal years. For fiscal 2002, for the eleven months ended July 31, 2002, the common stock and common stock equivalents of Predecessor Company were used to calculate earnings per share and the common shares outstanding of Successor Company was used to calculate earnings per share for the one month of August 2002. For fiscal 2002, for the eleven months ended July 31, 2002 and the one month ended August 31, 2002 diluted earnings per share exclude the effect of options to purchase approximately 0.6 million shares of Predecessor Company common stock and 0.3 thousand common shares of Successor Company, respectively, because they would be anti-dilutive due to the net loss in the respective periods.

     Warrants to purchase approximately 0.1 million shares of Successor Company common shares were outstanding as of July 31, 2002, but were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive due to the net loss for the eleven months ended July 31, 2002. Warrants to purchase approximately 2.1 million shares of the common stock of Predecessor Company were outstanding as of August 31, 2001, but were not included in the computation of diluted earnings (loss) per share because they would be anti-dilutive due to the net loss for the year ended August 31, 2001.

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

     The following table sets forth the computation of basic and diluted earnings (loss) per share (results include goodwill impairment, restructuring and other charges, see Note 5--" Goodwill Impairment, Restructuring, Reorganization, Fresh Start Accounting and Other Charges");

      (Dollars in thousands, except per share amounts):



                                                                            Successor
                                                                             Company              Predecessor Company
                                                                            --------     ------------------------------------
                                                                             1 month     11 months
Numerator:                                                                    2002         2002          2001        2000
                                                                              ----         ----          ----        ----

   Net earnings (loss) for basic and diluted earnings per share .......    $  (9,665)   $ (433,553)   $ (236,527)  $ (23,369)
                                                                           =========    ==========    ==========   =========
Denominator:
   Weighted average common shares outstanding for basic and diluted
      earnings per share ..............................................          326        40,052        39,664      39,077
                                                                           ---------    ----------    ----------   ---------
Basic and Diluted Earnings (Loss) Per Share:

   Earnings (loss) per share ..........................................    $  (29.65)   $   (10.82)   $    (5.96)  $   (0.60)
                                                                           =========    ==========    ==========   =========

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

     New Accounting Pronouncements: In June 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS No. 141 was effective for APW Ltd. as of July 31, 2001. SFAS No. 142 was effective for the Company on August 1, 2002 upon emergence from the Chapter 11 reorganization. See Note 3--"Goodwill and Other Intangible Assets" for discussion of the impact of adopting SFAS No. 141 and SFAS No. 142.

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 sets forth the financial accounting and reporting to be followed for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset. Subsequently, the recorded liability will be accreted to its present value and the capitalized costs will be depreciated. The Company was required to adopt SFAS No. 143 on August 1, 2002, upon emergence from the Chapter 11 reorganization. The Company has determined that there is no current impact of adopting SFAS No. 143.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill and other intangible assets, which are specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of but requires that its depreciable life be revised in accordance with APB Opinion No. 20, "Accounting Changes". SFAS No. 144 also requires that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset. The Company was required to adopt SFAS No. 144 on August 1, 2002 upon emergence from the Chapter 11 reorganization. The Company has determined that there is no current impact of adopting SFAS No. 144. However, SFAS No. 144 will impact the accounting for long-lived asset impairments related to future facility closures.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. SFAS No. 145 rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 eliminates the requirement that gains or losses on extinguishment of debt be classified as extraordinary items. The Company was required to adopt SFAS No. 145 on August 1, 2002 upon emergence from the Chapter 11 reorganization. As a result, the gain on debt discharge related to the Chapter 11 reorganization has been classified as a reorganization item in the Consolidated Statement of Operations for the eleven months ended July 31, 2002. In addition, the consolidated financial statements for the year ended August 31, 2000 have been revised to reclassify the previously reported extraordinary loss on early retirement of debt of $2,083,000, net of income tax benefit of $1,250,000, to other expense (income), net.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The Company will be required to adopt SFAS No, 146 for exit or disposal activities initiated after August 1, 2002, after the emergence from the Chapter 11 reorganization. The Company has determined that there is no current impact of adopting SFAS No. 146. However, SFAS No. 146 will impact the accounting for future restructuring activities.

     Reclassifications: Certain prior year amounts have been reclassified to conform with the fiscal 2001 presentation. Such reclassifications had no impact on previously reported net earnings (loss).

Note 5--Goodwill Impairment, Restructuring, Reorganization, Fresh Start
-----------------------------------------------------------------------
Accounting and Other Charges
----------------------------

Fiscal 2002-

     During fiscal 2002 APW recognized pre-tax goodwill impairment, restructuring, reorganization, fresh start accounting and other charges totaling $275.6 million. The components of the charges recorded during fiscal 2002 are as follows (dollars in millions):


                                              Successor  Predecessor  Pro forma
                                               Company     Company     Combined
                                              ---------  -----------   Fiscal
                                               1 Month    11 Months      2002
                                              ---------  -----------  ---------
  Facility closure costs:
     Severance ............................    $   0.6     $   9.9     $  10.5
     Lease exit costs .....................         --        18.5        18.5
     Equipment and software impairment ....         --        24.6        24.6
     Other costs ..........................        0.8         7.6         8.4
                                               -------     -------     -------
        Total facility closure costs ......        1.4        60.6        62.0
  Goodwill impairment .....................         --       392.6       392.6
  Reorganization items ....................         --      (477.2)     (477.2)
  Fresh start accounting adjustments ......         --       298.2       298.2
                                               -------     -------     -------
  Total pre-tax goodwill impairment,
   restructuring, reorganization, fresh
   start accounting and other charges......    $   1.4     $ 274.2     $ 275.6
                                               =======     =======     =======

     Facility closure costs are recorded in the fiscal 2002 Consolidated Statement of Operations as follows: 1) severance and lease exit costs totaling $29.0 million are recorded as restructuring charges; 2) equipment impairment charges of $22.5 million and other facility closure costs totaling $7.7 million are recorded as cost of products sold; and 3) $2.1 million write-off of capitalized software costs and $0.7 million of other facility closure costs are recorded as engineering, selling, and administrative costs.

   Restructuring

     During fiscal 2001 and 2002, APW initiated plans to close approximately 20 facilities. Management's plans to exit certain facilities included the identification of duplicate manufacturing and sales facilities for closure and the transfer of the related operations to other facilities. Management currently anticipates that the facility closures and all related activities will be substantially complete within one year of the commitment dates of the respective exit plans, except for certain lease exit costs that will extend through the remaining lease term.

     Of the $62.0 million in facility closure costs recorded on a combined basis in fiscal 2002, $37.4 million are cash costs and $24.6 million are non-cash costs. Of the $37.4 million in cash costs, $8.7 million are incremental cash costs that would not have been incurred in the next 12 months without undertaking these restructuring actions. These incremental cash costs are comprised primarily of lease dilapidation payments made to various landlords, employee retention payments, as well as moving and integration costs incurred as a direct result of the decision to rationalize certain sites.

     The following table summarizes the activity with respect to fiscal 2002 restructuring charges (in millions, except employee data):


                                                                        Severance        Facilities   Total
                                                                   --------------------  ----------   -----
                                                                    Number of
                                                                    Employees   Reserve   Reserve   Reserve
                                                                    ---------   -------   -------   -------
     Total reserve balance at August 31, 2001 ...................       287      $  2.1    $  5.2    $  7.3
     Add: fiscal 2002 charges ...................................     1,038        10.5      18.5      29.0
     Less: fiscal 2002 utilization ..............................    (1,286)      (11.7)     (9.0)    (20.7)
                                                                     ------      ------    ------    ------
     Ending balance at August 31, 2002 ..........................        39      $  0.9    $ 14.7    $ 15.6
                                                                     ======      ======    ======    ======

   Goodwill and Equipment Impairment

     In the second quarter of fiscal 2002, the Company performed an impairment assessment of our long-lived assets, which include property, plant and equipment, goodwill and other intangible assets. The assessment was performed primarily due to a deterioration of the operating results and the decision during fiscal 2002 to close certain facilities. As a result of the assessment, the Company recorded a $392.6 million impairment charge to reduce the carrying value of goodwill and a $24.6 million impairment charge to reduce the carrying value of equipment and software associated with closed facilities in the second quarter of fiscal 2002. The goodwill impairment charge is recorded as a component of amortization of intangible assets in the Consolidated Statement of Operations for the eleven months ended July 31, 2002. The equipment impairment charge of $22.5 million is recorded as cost of products sold and the $2.1 million write-off of capitalized software costs is recorded as engineering, selling, and administrative costs in the Consolidated Statement of Operations for the eleven months ended July 31, 2002. Each charge was measured, in accordance with the provisions of SFAS No. 121, based upon the Company's estimated discounted cash flows. The assumptions supporting these cash flows were determined using management's best estimates.

   Reorganization Items and Fresh Start Accounting Adjustments

     As previously discussed, the Company filed for a voluntary pre-packaged bankruptcy on May 16, 2002, and emerged on July 31, 2002. As part of the Chapter 11 process, the Company was required to adopt SOP 90-7. As a result, the Company recorded income related to reorganization items totaling $477.2 million which included expenses of $28.5 million. These expenses were made up of professional fees directly related to the reorganization of $8.4 million, $17.8 million of a non-cash write-off of deferred financing costs related to our pre-bankruptcy indebtedness, and the recognition of a $2.3 million loss previously recorded as a component of other comprehensive income related to the termination of the interest rate swaps. Those expenses were offset by a gain of $505.7 million on the discharge of debt as part of the Chapter 11 process. As the Company emerged from Chapter 11, in accordance with SOP 90-7, $298.2 million of fresh start accounting adjustments were recorded to "fair value" the assets and liabilities of the Successor Company. The largest of these items was a non-cash write-down of pre-bankruptcy goodwill of $288.0 million. Further details are found in Note 2--"Fresh Start Accounting".

Fiscal 2001-

      During fiscal 2001, APW Ltd. recognized pre-tax goodwill impairment, restructuring and other charges totaling $225.0 million. The components of the charges recorded during fiscal 2001 are as follows (dollars in millions):

                                                                                      Charges
                                                                                      -------
      Facility closure costs:
         Severance .............................................................        $ 10.2
         Lease exit costs ......................................................           6.8
         Equipment impairment ..................................................          12.6
         Other costs ...........................................................           1.7
                                                                                        ------
            Total facility closure costs .......................................          31.3
      Goodwill impairment ......................................................         166.9
      Inventory and accounts receivable write-downs ............................          15.5
      Investment write-off .....................................................           9.8
      Credit facility amendment fees ...........................................           1.5
                                                                                        ------
      Total pre-tax goodwill impairment, restructuring and other charges .......        $225.0
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

   Restructuring

     In connection with the facility closure costs, management developed formal plans to exit eight facilities and involuntarily terminate employees in fiscal 2001. Management's plans to exit certain facilities included the identification of duplicate manufacturing and sales facilities for closure and the transfer of the related operations to other facilities.

     The following table summarizes the activity with respect to fiscal 2001 restructuring charges during fiscal 2001 (in millions, except employee data):

                                                                                      Severance      Facilities  Total
                                                                                      ---------      ----------  -----
                                                                                  Number
                                                                                    of
                                                                                 Employees  Reserve   Reserve   Reserve
                                                                                 ---------  -------   -------   -------
      Total reserve balance at August 31, 2000 .................................      --    $  --    $  --      $ --
      Add: fiscal 2001charges ..................................................    2,602     10.2      6.8      17.0
      Less: fiscal 2001 utilization ............................................   (2,315)    (8.1)    (1.6)     (9.7)
                                                                                   ------   ------   ------     -----
      Ending balance at August 31, 2001 ........................................      287   $  2.1   $  5.2     $ 7.3
                                                                                   ======   ======   ======     =====

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

   Other charges

     During fiscal 2001, APW recorded write-downs of inventory and accounts receivable of $13.0 million and $2.5 million, respectively, primarily as a result of the broad based slow down in the technology sector. Inventory write-downs are recorded as cost of products sold in the Consolidated Statement of Operations and primarily relate to customer program modifications resulting in excess components. Accounts receivable writedowns are recorded as an engineering, selling and administrative expense in the Consolidated Statement of Operations and relate to accounts receivables that were deemed uncollectable.

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

Fiscal 2000-

     During fiscal 2000, Applied Power allocated to APW Ltd. a total of $6.5 million of fees and expenses associated with the Distribution transaction and organizing APW Ltd. into a Bermuda company. Those fees and expenses were for legal, accounting, tax and investment banking services incurred and are classified under the caption "Corporate Reorganization Expenses" in the fiscal 2000 Consolidated Statement of Operations. In fiscal 2000, APW Ltd. incurred a foreign currency loss of $3.3 million associated with Euro forward contracts as well as a loss of $3.3 million related to a make-whole premium paid in connection with the early retirement of $50.0 million of senior promissory notes of a ZERO subsidiary due March 8, 2011. These losses are recorded in the fiscal 2000 Consolidated Statement of Operations, under the caption "Other expense (income) - net". Also, in fiscal 2000, a $40.0 million income tax provision was recorded as a result of APW Ltd. reorganizing as a Bermuda company. This charge is recorded in the fiscal 2000 Consolidated Statement of Operations, under the caption "Income tax expense".

Note 6--Acquisitions and Divestiture
------------------------------------

Fiscal 2002-

    Divestitures

     On February 13, 2002, we completed the sale of our Zero Cases division. Net total consideration from the transaction was $19.2 million, which resulted in a net book gain of $8.2 million.

Fiscal 2001-

   Acquisitions

     On December 15, 2000, APW Ltd., through a wholly owned subsidiary, acquired certain assets and assumed certain liabilities of Industria Metalurgica Bagarolli Ltda. ("IMB") located in Campinas, Brazil. IMB specializes in the design and manufacture of large indoor and outdoor enclosure systems, as well as sub-assemblies and integration services, to the telecom and financial services industries in South America. The purchase price totaled $19.0 million, including fees and expenses, with future consideration becoming payable during fiscal 2002 of $2.5 million to $5.5 million, depending on the attainment of targeted revenue and earnings before interest, taxes, depreciation and amortization levels. During fiscal 2002, $2.5 million was paid to satisfy this requirement. This acquisition was funded by borrowings under APW Ltd.'s revolving credit facility. This acquisition was accounted for using the purchase method and the results of operations of the acquired company are included in the Consolidated Statement of Operations from the acquisition date. Due to the immaterial impact of the transaction, pro forma financial information has not been presented. Allocations of the purchase price resulted in approximately $12.1 million of goodwill, to be amortized over 20 years (consistent with APW Ltd. acquisitions of this size and nature), and is subject to adjustment for any future consideration in excess of the minimum $2.5 million earn-out. As a result of the long-lived asset impairment assessment APW Ltd. performed (see Note 5- "Goodwill Impairment, Restructuring, Reorganization, Fresh Start Accounting and Other Charges"), the goodwill associated with the acquisition of IMB was fully amortized during fiscal 2001.

     On February 16, 2001, APW Ltd., through a wholly owned subsidiary, acquired the majority of the assets and assumed certain liabilities of the Mayville Metal Products Division ("Mayville") of Connell Limited Partnership. Mayville specializes in the design, manufacture and integration of large outdoor enclosures, primarily for the telecom industry. The purchase price consisted of:
1) $225.0 million in cash (funded by borrowings under APW Ltd.'s revolving credit facility); 2) 754,717 shares of APW Ltd. common stock, valued at approximately $25.0 million, subject to adjustment depending on Mayville's 2001 calendar year net sales; and 3) assumed liabilities of $17.1 million. With this acquisition, APW issued an aggregate of 1,509,434 shares of common stock of which 754,717 were contingently returnable in the event Mayville's 2001 calendar year net sales did not attain targeted sales. The contingently returnable shares were not included in the aforementioned purchase price as of August 31, 2001, nor were those shares used to calculate loss per share for fiscal 2001. As the aforementioned sales targets where not reached, these contingent shares will not be retained by Connell Limited Partnership and are in the process of being returned to Predecessor Company. This acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired company are included in the Consolidated Statement of Operations from the acquisition date. Allocations of the purchase price resulted in approximately $208.6 million of goodwill and other intangibles, to be amortized over periods not to exceed 40 years (consistent with APW Ltd. acquisitions of this size and nature), and are subject to adjustment for any earn-out. As a result of the long-lived asset impairment assessment APW Ltd. performed (see Note 5 - "Goodwill Impairment, Restructuring, Reorganization, Fresh Start Accounting and Other Charges"), the goodwill associated with the acquisition of Mayville was written-off in its entirety during fiscal 2002.

   Divestiture

     On November 20, 2000, APW Ltd. completed the sale of a subsidiary for a net $1.7 million, which resulted in a net loss of $2.7 million.

Fiscal 2000-

   Acquisitions

     On January 28, 2000, the Company, through a wholly owned subsidiary, acquired all of the outstanding stock of Metalade of Pennsylvania Inc. ("Metalade"). Metalade specializes in metal fabrication relating to electronics enclosures. The initial purchase price totaled $8.7 million, including fees and expenses. APW Ltd. paid the seller $0.6 million and $1.4 million during fiscal 2002 and 2001, respectively, based on the attainment of targeted sales levels. Future consideration, not to exceed $3.0 million, is payable based on the attainment of targeted sales levels. The acquisition was funded by borrowings under Applied Power credit facilities. The acquisition has been accounted for using the purchase method and the results of operations of the acquired company are included in the Consolidated Statements of Operations from the acquisition date. Due to the immaterial impact of the transaction, pro forma financial information has not been presented. Allocations of the purchase price resulted in approximately $8.1 million in goodwill, which is being amortized over 20 years (consistent with APW Ltd. acquisitions of this size and nature). As a result of the long-lived asset impairment assessment APW Ltd. performed (see
Note 5 - "Goodwill Impairment, Restructuring, Reorganization, Fresh Start Accounting and Other Charges"), the goodwill associated with the acquisition of Metalade was fully amortized during fiscal 2001.

     On April 1, 2000, the Company, through a wholly owned subsidiary, acquired all of the outstanding stock of Malcoe Enclosures Limited ("Malcoe"). Malcoe specializes in the design and manufacture of shelters, large walk-in enclosures generally used to house telecom equipment. The purchase price totaled $1.6 million, including fees and expenses. The acquisition was funded by borrowings under Applied Power credit facilities. The acquisition has been accounted for using the purchase method and the results of operations of the acquired company are included in the Consolidated Statements of Operations from the acquisition date. Due to the immaterial impact of the transaction, pro forma financial information has not been presented. Allocations of the purchase price resulted in approximately $1.4 million in goodwill, which is being amortized over 20 years (consistent with APW Ltd. acquisitions of this size and nature). As a result of the long-lived asset impairment assessment APW Ltd. performed (see
Note 5--" Goodwill Impairment, Restructuring, Reorganization, Fresh Start Accounting and Other Charges"), the goodwill associated with the acquisition of Malcoe was fully amortized during fiscal 2001.

Note 7--Inventories
-------------------

      Inventories consisted of (dollars in thousands):

                                                                         August 31,
                                                                         ---------
                                                                   Successor  Predecessor
                                                                    Company     Company
                                                                     2002        2001
                                                                     ----        ----
      Raw material ............................................   $  54,183  $  59,401
      Work-in-progress ........................................      22,211     31,945
      Finished goods ..........................................      18,374     39,591
                                                                   --------   --------
            Total inventories .................................   $  94,768  $ 130,937
                                                                   ========   ========

     During the one month ended August 31, 2002, the $2.8 million write-up to value finished goods and work-in-progress inventories as of July 31, 2002 at their estimated selling prices less cost to complete, costs of disposal and a reasonable profit allowance for completing the selling effort was recognized in cost of products sold.

Note 8--Accounts Receivable Facility
------------------------------------

     APW North America Inc., a wholly owned subsidiary of APW Ltd., and certain domestic subsidiaries (collectively, "Originators") previously sold trade accounts receivable to Applied Power Credit Corporation ("APCC"), a wholly-owned, limited purpose, consolidated subsidiary of the Company. APCC is a separate corporate entity that would sell participating interests in its pool of accounts receivable to financial institutions ("Purchasers"). The Purchasers, in turn, received an ownership and security interest in the pool of receivables. Participation interests in new receivables generated by the Originators were purchased by APCC and resold to the Purchasers on a revolving basis as collections reduced previously sold participation interests. The accounts receivable sold to Purchasers were reflected as a reduction of receivables in the Consolidated Balance Sheets. APCC had no risk of credit loss on such receivables as they were sold without recourse. APW North America Inc. retained collection and administrative responsibilities on the participation interests sold as servicer for APCC and the Purchasers. Further, APCC is a bankruptcy remote corporation, and as such, the assets held by APCC were not available to satisfy the claims of APW Ltd.'s creditors until all of the amounts owed to the Purchasers had been paid in full.

     The Accounts Receivable Facility described above represented "off-balance sheet financing." This resulted in assets being removed from our balance sheet, rather than incurring a liability similar to that of traditional financing. The receivables were sold on a revolving basis where new eligible receivables replaced collected receivables on a daily basis. On May 17, 2002, this facility was terminated in conjunction with the Chapter 11 filing. On that date, $34.5 million of accounts receivable previously sold under the Facility were repurchased by the Company.

     At August 31, 2001, APW Ltd. accounts receivable were reduced by $58.0 million, representing receivable interests sold under this program. Sales of trade receivables are reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets and the proceeds received, which are used to reduce debt, are included in cash flows from financing activities in the accompanying Consolidated Statements of Cash Flows.

     APW Ltd. recorded discounts on the accounts receivable sold totaling $2.0 million, $5.6 million and $7.6 million for the eleven months ended July 31, 2002 and the fiscal years ended August 31, 2001 and 2000, respectively, which are included in net financing costs in the accompanying Consolidated Statements of Operations.

Note 9--Leases
--------------

     APW Ltd. leases certain facilities, computers, equipment and vehicles under various lease agreements generally over periods of one to twenty years. Under most arrangements, APW Ltd. pays the property taxes, insurance, maintenance and expenses related to the leased property. Many of the leases include provisions that enable APW Ltd. to renew the lease based upon the fair values on the date of expiration of the initial lease.

     Future obligations on non-cancelable operating leases in effect at August 31, 2002 are: $23.9 million in fiscal 2003; $20.5 million in fiscal 2004; $17.3 million in fiscal 2005; $14.6 million in fiscal 2006; $13.4 million in fiscal 2007; and $130.1 million thereafter.

     Total rental expense under operating leases was $2.0 million, $24.1 million, $27.3 million and $17.4 million for the one month ended August 31, 2002, eleven months ended July 31, 2002, and fiscal years ended 2001 and 2000, respectively.

Note 10--Debt Financing
-----------------------

     Concurrent with the Chapter 11 petition on May 16, 2002, the Bankruptcy Court approved and, the Successor Company entered into a $110 million debtor-in-possession financing agreement with certain members of its lender group. Under the terms of the DIP financing facility, upon emergence from bankruptcy, the DIP financing facility converted to the Successor Company's Post-petition Multicurrency Superpriority Credit Facility ("exit facility"). The exit facility contains three tranches: (i) tranche A ($70 million) is collateralized by US receivables and inventory at an interest rate of LIBOR plus 3.50%; (ii) tranche B ($20 million) is collateralized by UK and Ireland property, plant and equipment, receivables and inventory at an interest rate of LIBOR plus 4.25%; and (iii) tranche C ($20 million) is collateralized by all other Company assets at an interest rate of LIBOR plus 5.00%. The DIP financing facility had a stated termination date of 180 days from May 16, 2002, and upon its conversion to the exit facility, the termination date for tranches A and B were automatically extended to November 15, 2003, and the termination date for tranche C was automatically extended to May 15, 2004. At August 31, 2002, the outstanding borrowings under tranche A were $70.0 million and the outstanding borrowings under tranche B were $7.0 million. The LIBOR rate at August 31, 2002 was 1.82%.

     Upon the filing of our petition with the Bankruptcy Court on May 16, 2002, the outstanding balances of the Revolving Multicurrency Credit Agreement, the floating rate unsecured loan notes and the UK revolving credit agreement were deemed subject to compromise (see Note 1 - "Reorganization and Emergence from Chapter 11"). The Bankruptcy Court subsequently discharged these debts on July 31, 2002, upon the effective confirmation of the Amended POR and the Company's emergence from bankruptcy. Also upon the effective confirmation of the Amended POR, APW Ltd. (Successor Company) issued $100.0 million of Subordinated Secured Term Notes to its senior secured lenders. These term notes are collateralized by a second priority lien (to the exit facility) on substantially all of Successor Company's assets. The interest rate on the term notes is LIBOR plus 3.50% and Successor Company has options to capitalize up to two non-sequential quarters of cash interest. The term notes mature on July 31, 2007 and begins amortizing in September 2004 at a rate of $2.5 million per quarter through August 2005 and at a rate of $5.0 million per quarter from September 2005 through maturity on July 31, 2007 with a final lump sum payment of $50.0 million due on July 31, 2007.

Both the term notes and exit facility are subject to the same financial covenants including minimum EBITDA, revenue and fixed charge coverage ratios and maximum capital expenditures, leverage ratios and cash restructuring charges. (Dollars in thousands):

                                                                           August 31,
                                                                  ---------------------------
                                                                      2002             2001
                                                                  -------------     ---------
      Borrowings under:
         DIP financing facility/exit facility ..................   $     77,000     $      --
         Subordinated Secured Term Notes .......................        100,000            --
         Revolving Multicurrency Credit Agreement ..............             --       535,467
         Floating rate unsecured loan notes ....................             --        21,196
         U.K. revolving credit agreement .......................             --        57,986
         Other .................................................             34            --
                                                                  -------------     ---------
                                                                        177,034       614,649
         Less short-term borrowings ............................             34       593,453
                                                                  -------------     ---------
            Long-term borrowings ...............................  $     177,000     $  21,196
                                                                  =============     =========

     Cash paid for interest was $12.9 million in fiscal 2002 and $42.3 million during fiscal 2001. No interest expense was incurred on the Predecessor Company's pre-petition outstanding indebtedness for the period from May 16, 2002 through July 31, 2002 while the Company was in Chapter 11 reorganization. Prior to the Distribution, all interest payments were made by Applied Power.

     In the first fiscal 2003 quarter, the Company was not in compliance with certain financial covenants. The Company's majority lenders subsequently waived these financial covenant violations. On December 23, 2002, the Company's lenders amended certain debt covenants associated with the exit facility and the term notes, including the financial covenants for which the Company obtained a waiver. These revised covenants were established based upon actual operating results in the first fiscal 2003 quarter and management's revised financial forecasts as of the amendment date. The revisions in the covenants were considered necessary due to the magnitude of the decline in the first fiscal 2003 quarter actual results compared to prior periods and management's forecasts. In addition, the amendment extended the termination date for the tranches A and B of the exit facility to March 1, 2004.

     APW Ltd.'s management plans to continue to aggressively pursue additional revenue opportunities within its core customer markets. APW Ltd. took various restructuring actions in fiscal 2002 and the first fiscal 2003 quarter in an effort to reduce costs in the wake of declining net sales experienced during those periods. These programs resulted in restructuring charges during fiscal 2002 and will result in additional restructuring charges in fiscal 2003. Management plans to consider additional cost-reduction programs, as necessary, to further align the Company's cost base with net sales.

     While the Company's revised financial forecasts reflect management's best estimates, there can be no assurances that the Company's fiscal 2003 financial forecasts, which are the basis of the current financial covenants, will be achieved. If the Company's actual operating performance does not substantially meet the fiscal 2003 financial forecasts associated with the amended covenants, the Company may have difficulty achieving compliance with certain debt covenants. If APW Ltd. fails to comply with debt covenants for any reason, the Company may have to consider one or more of the following measures: (a) obtain a waiver of default for the violated covenant(s); (b) obtain an amendment of the covenants in the existing credit facilities; (c) seek additional sources of debt financing, which likely would be subject to obtaining necessary lender consents;
(d) seek additional equity financing or other strategic alternatives; (e) restructure its obligations and/or the business; or (f) consider a combination of the foregoing. There can be no assurances that the aforementioned alternatives would be available to the Company in the future. A future violation of debt covenants could cause a material adverse effect on the Company's ability to continue in its present form and to achieve its intended business objectives.

     Aggregate Maturities: Long-term debt principal outstanding at August 31, 2002, is payable as follows: none in fiscal 2003; $77.0 million in fiscal 2004; $10.0 million in fiscal 2005; $20.0 million in fiscal 2006; $70.0 million in fiscal 2007 and none thereafter.

     Derivative Financial Instruments: As part of its interest rate management program, the Company periodically enters into interest rate swap agreements with respect to portions of its outstanding debt. The purpose of these swaps is to protect the Company from the effect of an increase in interest rates. There were no interest rate swap agreements in place as of August 31, 2002, as all existing swaps outstanding at May 16, 2002, were discharged in bankruptcy. The interest rate swap agreements in place at August 31, 2001 effectively converted $66.5 million of the Company's variable rate debt to a weighted average fixed rate of 8.8%. The fair value of the Company's interest rate swap agreements was a liability of $2.4 million at August 31, 2001.

Note 11--Stock Option Plans

     Predecessor Company APW Ltd. had various stock option plans for both employees and directors that were terminated as a result of the Chapter 11 proceeding and confirmation of the Amended POR. As part of the Amended POR, a new management incentive option plan was adopted by Successor Company and allows for the issuance of options to key employees which allow key employees to purchase 10% of the Successor Company's common shares on a fully diluted bases or 37,879 shares as of August 31, 2002. Approximately 31,230 of these options have been granted to 65 employees as of August 31, 2002.

     APW Ltd. applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option plans. Accordingly, no compensation expense has been recognized by APW Ltd. for its stock-based compensation plan. If APW Ltd. had accounted for these stock options issued to APW Ltd. employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," APW Ltd.'s net earnings and basic and diluted earnings per share would have been as follows (in thousands, except per share data):

                                                         Successor
                                                       Company 2002
                                                         One Month

      Net loss
            As reported                                 $  (9,665)
            SFAS No. 123 pro forma                      $  (9,699)
      Loss per share
            Basic and diluted as reported               $  (29.65)
            Basic and diluted SFAS No. 123 pro forma    $  (29.75)

     The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years since options vest over several years and additional awards may be made each year. The SFAS No. 123 pro forma compensation expense for the one month ended August 31, 2002 was calculated from the grant date on August 20, 2002 through August 31, 2002, Successor Company's fiscal year-end.

     The fair value of APW Ltd. employee stock options used to compute pro forma net earnings disclosures is the estimated present value at grant date using the minimum value method as permitted in SFAS No. 123. This method is often used by private companies that do not have an active market for their common shares and as such, do not have the ability to calculate an expected volatility percentage for use in the widely used Black-Scholes option pricing model. Additionally, all of the above options have were granted on the same day and have the same terms. Given these facts, all of the above options were valued as group which yielded a fair value of $125.66 per option. The following assumptions were used in completing the valuation:

                                                          Successor
                                                           Company
                                                          2002 One
                                                            Month
                                                          ---------
                    Dividend yield                          0.00%
                    Expected volatility                     0.00%
                    Risk-free rate of return                4.91%
                    Expected life (in years)                  10
                    Annual forfeiture rate                  5.00%

Note 12--Employee Benefit Plans

     Defined Benefit Pension Plan: APW Ltd. provides defined benefit pension benefits to certain United Kingdom employees. The following tables provide a reconciliation of benefit obligations, plan assets, funded status and net periodic benefit cost for those plans (dollars in thousands):

                                                                                Pension Benefits
                                                                           -------------------------
                                                                              2002           2001
                                                                           -----------   -----------
Change in benefit obligation--
      Benefit obligation at beginning of year ........................     $    67,978   $    59,359
      Service cost ...................................................           3,217         1,937
      Interest cost ..................................................           4,471         4,092
      Translation difference .........................................           5,012           236
      Employee contributions .........................................             967         1,140
      Actuarial (gain) loss ..........................................           1,993         3,145
      Benefits paid ..................................................          (1,655)       (1,931)
                                                                           -----------   -----------
Benefit obligation at end of year ....................................     $    81,983       $67,978
                                                                           ===========   ===========
Change in plan assets--
      Fair value of plan assets at beginning of year .................     $    43,421   $    49,214
      Actual return on plan assets ...................................          (5,315)       (7,450)
      APW Ltd. contributions .........................................           3,137         2,358
      Employee contributions .........................................             967         1,140
      Translation difference .........................................           2,697            90
      Benefits paid from plan assets .................................          (1,655)       (1,931)
                                                                           -----------   -----------
Fair value of plan assets at end of year .............................     $    43,252   $    43,421
                                                                           ===========   ===========

Funded status of the plans ...........................................     $   (38,731)  $   (24,557)
Unrecognized net (gain) loss .........................................          (1,959)       14,736
                                                                           -----------   -----------
Accrued benefit cost .................................................     $   (40,690)   $   (9,821)
                                                                           ===========   ===========
Weighted-average assumptions as of August 31--
Discount rate ........................................................            6.00%         6.00%
Expected return on plan assets .......................................            7.50%         7.50%
Rate of compensation increase ........................................            4.00%         4.00%



                                                            Successor
                                                             Company          Predecessor Company
                                                            ---------  ---------------------------------
                                                             1 month   11 months
                                                              2002       2002        2001         2000
                                                            --------   ---------   ---------    --------
Components of net periodic benefit cost--
Service cost ...............................................  $ 388    $  3,797    $   3,008    $  3,962
Employee contributions .....................................   (115)       (852)      (1,070)     (1,144)
Interest cost ..............................................    439       4,032        4,092       3,756
Expected return on assets ..................................   (268)     (3,207)      (4,112)     (3,814)
Amortization of unrecognized net loss (gain) ...............     --         364          (44)         --
                                                              -----    --------    ---------    --------
Benefit cost ...............................................  $ 444    $  4,134    $   1,874    $  2,760
                                                              =====    ========    =========    ========

     The above pension benefits consist of two plans. The assets of the plans are held in a separately administered trust and contributions are determined based on triennial actuarial valuations using the projected unit credit funding method. The plan primarily invests in growth oriented UK equities and UK government bonds with maturities commensurate with the Company's long-term investment objectives. In accordance with SOP 90-7, the excess of the projected benefit obligation over the fair value of the plan assets of the defined benefit pension plan as of July 31, 2002 was recorded as a fresh start adjustment.

     Defined Contribution Benefit Plans: Substantially all of APW Ltd.'s full-time U.S. employees have been eligible to participate in the APW Ltd. 401(k) Plan. Participants generally may contribute up to 75% of their pre-tax compensation to the plan, subject to IRS limits. APW Ltd. makes a core contribution to the plan that is generally equal to 3% of each participant's compensation, subject to IRS limitations. APW Ltd. also makes a matching contribution that generally is equal to 25% of the first 6% of compensation contributed by the participant. In the past, participants received the core and matching contributions in the form of Predecessor Company APW Ltd. common stock. Predecessor Company then contributed cash to the plan to fund its obligation and the cash was used to acquire stock in the open market for allocation to plan participants. Effective May 2002, all employer contributions are allocated to participants in cash and are entirely participant directed.

     During the years ended August 31, 2002, 2001 and 2000, expenses related to the above defined contribution plan were approximately $0.4 million, $8.5 million, $6.6 million and $7.9 million for the one month ended August 31, 2002, eleven months ended July 31, 2002, fiscal years 2001 and 2000, respectively.

     Non-U.S. Benefit Plans: APW Ltd. contributes to a number of retirement programs for employees outside the U.S. and the U.K. Pension expense under these programs amounted to approximately $0.2 million, $1.6 million, $1.3 million and $1.8 million for the one month ended August 31, 2002, eleven months ended July 31, 2002, fiscal years 2001 and 2000, respectively. As these plans are not significant, APW Ltd. does not determine the actuarial value of accumulated plan benefits or net assets available for benefits.

Note 13--Income Taxes

     Income tax expense (benefit) consists of the following (dollars in thousands):

                                                       Successor
                                                        Company               Predecessor Company
                                                       ----------     ------------------------------------
                                                         1 Month       11 Months
                                                          2002           2002         2001         2000
                                                       ----------     ----------   -----------  ----------
     Current:
          Federal ..................................   $      (63)    $    1,231   $   (3,618)  $   46,460
          Foreign ..................................         (710)        (3,991)         769        4,969
          State ....................................           --            453         (256)       3,999
                                                       ----------     ----------   -----------  ----------
     Subtotals .....................................         (773)        (2,307)      (3,105)      55,428
                                                       ----------     ----------   -----------  ----------

     Deferred:
          Federal ..................................           --         17,146      (13,502)      (2,475)
          Foreign ..................................          773          7,601       (8,321)        (215)
          State ....................................           --          4,003         (776)        (393)
                                                       ----------     ----------   -----------  ----------
     Subtotals .....................................          773         28,750      (22,599)      (3,083)
                                                       ----------     ----------   ----------   ----------
     Totals ........................................   $       --     $   26,443   $  (25,704)  $   52,345
                                                       ==========     ==========   ==========   ==========

     Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate to earnings before income tax expense. A reconciliation of income taxes at the U.S. statutory rate to the effective tax rate follows:


                                                                                              % of Pre-tax Earnings
                                                                                         --------------------------------
                                                                             Successor
                                                                               Company           Predecessor Company
                                                                             ----------  --------------------------------
                                                                             1 Month     11 Months
                                                                               2002        2002         2001        2000
                                                                             ----------  ---------    ---------   --------
     United States federal statutory rate ..............................         35.0%       35.0%        35.0%      35.0%
     State income taxes, net of United States federal effect ...........           --          --          0.3        3.0
     Non-deductible amortization and other expenses ....................          2.4       (33.0)       (20.4)      18.8
     Cost of reorganization as a Bermuda company .......................           --          --           --      137.9
     Net effects of foreign tax rates and credits ......................          4.0        45.3         (3.9)     (10.1)
     Valuation allowance ...............................................        (42.6)      (54.0)          --         --
     Other items .......................................................          1.2         0.2         (1.2)      (3.9)
                                                                             ----------  ---------    ---------   --------
     Effective tax rate ................................................          0.0%       (6.5)%        9.8%     180.7%
                                                                             ==========  =========    =========   ========

     As reflected in the above table, the effective tax rate for fiscal 2002 and 2001 was significantly impacted by the goodwill impairment charge recorded in the second fiscal quarter. Most of the goodwill which was written-down was not deductible for tax purposes. In addition, for fiscal 2002, Predecessor Company was significantly impacted by the minimal foreign tax rate applicable to the gain on debt discharge recorded as a reorganization item in our Consolidated Statement of Operations.

     Temporary differences and carryforwards/carrybacks which gave rise to the deferred tax assets and liabilities included the following items (dollars in thousands):

                                                                                             August 31,
                                                                                             ----------
                                                                                      Successor     Predecessor
                                                                                       Company        Company
                                                                                         2002           2001
                                                                                         ----           ----
     Deferred income tax assets:
           Operating loss and state tax credit carryforwards/carrybacks.......        $  44,303      $  33,021
           Compensation and other employee benefits ..........................           19,595          8,980
           Inventory items ...................................................            4,804          2,333
           Depreciation and amortization .....................................           96,604             --
           Restructuring expenses ............................................            5,967          4,506
           Deferred income ...................................................              739          2,828
           Deferred interest .................................................           25,911             --
           Book reserves and other items .....................................            9,103          6,384
                                                                                      ---------      ---------
                 Total deferred assets .......................................          207,026         58,052
           Valuation allowance ...............................................         (204,449)        (9,784)
                                                                                      ---------      ---------
                 Net deferred income tax assets ..............................            2,577         48,268
                                                                                      ---------      ---------
           Depreciation and amortization .....................................           11,053         20,177
           Inventory items ...................................................               --            168
           Other items .......................................................            4,177             --
                                                                                      ---------      ---------
                 Net deferred income tax liabilities .........................           15,230         20,345
                                                                                      ---------      ---------
     Net deferred income taxes ...............................................        $ (12,653)     $  27,923
                                                                                      =========      =========

     Due to the size of the Company's operating loss carryforwards/carrybacks in relation to the Company's recent history of unprofitable operations and to the continuing uncertainties surrounding recoverability of these losses and other net deferred tax assets, a valuation allowance was established to reduce the Company's net deferred tax asset. The increase in the valuation allowance represents the current year increase in both U.S. and non-U.S. loss carryforwards as well as reserving for the Company's other deferred tax assets. The majority of the non-U.S. losses may be carried forward indefinitely. The U.S. federal and state loss carryforwards expire in various years through 2022. The Company's reorganization has resulted in a significantly modified capital structure by which SOP 90-7 requires the Company to apply fresh start accounting. Under fresh start accounting, reversals of valuation reserves recorded against deferred tax assets that existed as of the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted and thereafter are reported as additional paid in capital. Consequently, the Company will recognize cash tax savings in the year of asset recognition without the corresponding benefit to income tax expense.

     APW Ltd. had agreed to indemnify Applied Power against certain tax liabilities arising from the reorganization leading up to the Distribution. The reorganization, including the merger and APW Ltd.'s continuation as a Bermuda company, involved taxable transactions. APW Ltd. recorded a $40.0 million income tax provision in fiscal 2000 as a result of the reorganizing as a Bermuda company. Under a tax sharing agreement the Company entered into with Applied Power, the Company was to be responsible for federal and state income taxes resulting from the reorganization transactions. However, the tax sharing agreement was subsequently rejected pursuant to the Amended POR and a new agreement was entered into with Applied Power. Based upon the current agreement, the Company is no longer responsible for any federal and state income taxes reported on Applied Power's income tax returns that may result from audit adjustments by the IRS or other taxing authorities challenging the reporting of the reorganization or any other transactions.

     Earnings (losses) from continuing operations before income taxes from non-U.S. operations were ($7.8) million, ($27.5) million, ($176.8) million and $8.1 million for the one month ended August 31, 2002, eleven months ended July 31, 2002, fiscal 2001 and fiscal 2000, respectively. Net income taxes refunded during fiscal 2002 were $8.9 million. Income taxes paid during fiscal 2001 were $44.5 million, which includes a $30.0 million payment to Actuant under the Tax Sharing Agreement. APW Ltd. did not pay any income taxes from the Distribution date through August 31, 2000. Prior to the Distribution, Applied Power paid all income taxes on behalf of the businesses that comprise APW Ltd. and its subsidiaries.

Note 14--Equity

     Successor Company:

     Pursuant to the terms of the confirmed Amended POR and upon emergence from bankruptcy on July 31, 2002, a new investor rights agreement was enacted and the Successor Company was approved for 460,227 authorized shares with a par value of $0.08 per share. These authorized shares are comprised of 378,788 common shares and 81,439 undesignated shares. After consummation of the plan, Successor Company issued 250,000 common shares to the Predecessor Company's former senior secured lenders which represented 100% of the outstanding common shares of the newly emerged APW Ltd. Concurrent with the issuance of the above common shares, Successor Company also issued the following:

       . Warrants to purchase up to 75,758 of Sucessor Company common shares at an exercise price of $0.08 per share. These warrants were issued to the lenders under the debtor-in-possession financing facility.

       . Warrants to purchase up to 15,151 Successor Company common shares at an exercise price of $1,795.80 per share. These warrants were issued to Predecessor Company's former equity holders.

     As of August 31, 2002, all of the above warrants issued to the debtor-in-possession lenders were exercised thereby increasing the outstanding shares of APW Ltd. to 325,758.

     In addition to the issuance of shares, the Plan also provided for a new management incentive plan for issuance of options to purchase to key employees or the opportunity for such key employees to purchase 10% of the APW Common Shares on a fully diluted basis (or 37,879 shares). See Note 11 - "Stock Options" for more discussion.

     As a result of the confirmation of the Company's Amended POR on July 31, 2002 and upon its adoption of fresh start accounting (as described in Note 2 - "Fresh Start Accounting"), the Successor Company emerged from Chapter 11 with a beginning equity amount of $72.5 million. In August 2002, as stated above, all of the warrants issued to the lenders of the debtor-in-possession financing facility were exercised and recorded as common shares outstanding, with the difference from par amount of $0.08, recorded as share premium. In August 2002, the company incurred a net loss of $9.7 million and other comprehensive income of $0.9 million, resulting in total equity of $89.2 million as of August 31, 2002.

     On August 28, 2002, the Successor Company solicited written consents (in lieu of holding a special meeting of shareholders) from the shareholders for the following matters:

       . authorize a four-for-one reverse share split; and . authorize a payment of up to US$25,000 to the APW Ltd. 401(k)
          Plan in lieu of issuing to the 401(k) Plan approximately 5,640 warrants (pre-split)to purchase common shares pursuant to the Company's confirmed Amended POR.

On September 11, 2002, the Successor Company received unanimous written consent on all of these matters from the shareholders. This represented 100% of the authorized, issued and outstanding shares of common shares. The four-for-one reverse share split was effective December 18, 2002. All references herein to the average number of common shares and related per share amounts have been restated to reflect the reverse share split.

     Predecessor Company:

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

     Prior to Predecessor Company's emergence from bankruptcy, there were approximately 40.8 million common shares outstanding. Under the approved Amended POR, holders of Predecessor Company's common shares received (a) warrants representing the right to purchase 15,151 Successor Company common shares as stated above and (b) retained their existing common stock in APW Ltd. (which as a practical matter is in the process of liquidation). No other distribution is expected to Predecessor Company shareholders.


Note 15--Transactions and Agreements with Applied Power and Related Parties

     In order to effect the Distribution, Applied Power and APW Ltd. had entered into the following agreements:

     . Contribution Agreement, Plan and Agreement of Reorganization and Distribution *
     . General Assignment, Assumption and Agreement regarding Litigation, Claims, and other Liabilities *
     .    Transitional Trademark Use and License Agreement *
     .    Insurance Matters Agreement
     .    Bill of Sale and Assumption of Liabilities *
     .    Employee Benefits and Compensation Agreement *
     .    Tax Sharing and Indemnification Agreement *
     .    Interim Administrative Services Agreement *
     .    Confidentiality and Non Disclosure Agreement
     .    Assumption of Applied Power Inc. Debt Obligation *

* Signifies agreement was rejected as a result of our Chapter 11 proceeding.

     All of these agreements originally defined the ongoing relationship between the parties immediately after the Distribution. However, with the exception of the Insurance Matters Agreement and the Confidentiality and Non Disclosure Agreement, all were rejected in conjunction with the reorganization and emergence from Chapter 11. As a result, the Company is no longer subject to any potential liabilities associated with the impaired agreements. On August 6, 2002, a new agreement was entered into with Actuant regarding certain income tax items, however, no potential current or future liabilities are provided for under this agreement. The new agreement provides that Actuant must reimburse the Company for any amount in excess of the $23.8 million of funds (the "Offset Funds") previously paid by the Company to Actuant over the amounts ultimately paid by Actuant for certain legal, accounting and other costs and audit adjustments by the IRS or other taxing authorities related to the reorganization transactions leading up to the Distribution. Any Offset Funds remaining after the final determination of all taxes payable are required to be distributed to the Company by Actuant except for up to a maximum of $1.5 million that can be retained by Actuant. No receivable has been recorded at August 31, 2002 related to this gain contingency. The new agreement also allows the Company to carryback certain US net operating losses and capital losses incurred in taxable years ending in 2002 and 2001 to taxable years commencing prior to the Distribution Date and potentially recover income taxes previously paid by Applied Power. Due to the uncertainty of the Company's ability to recover income taxes paid prior to the Distribution Date, the Company has fully reserved the deferred income tax asset related to all net operating loss and capital loss carrybacks.

     Employee Loan

     Chairman and CEO, Richard G. Sim currently has a loan from the Company of approximately $500,000 to partially finance the cost of a residence in London, United Kingdom. Mr. Sim's duties as Chairman and CEO of the Company require him to divide his time between the United States and Europe. The loan from the Company to Mr. Sim bears an interest rate of 6.81% and is due the earlier of July 15, 2031 or upon the sale, transfer or conveyance of the property.

Note 16--Supplemental Balance Sheet Information

(Dollars in thousands)                                                                   August 31,
                                                                                         ---------
                                                                                 Successor   Predecessor
                                                                                    2002          2001
                                                                                    ----          ----
Accounts receivable--
        Accounts receivable .................................................     $ 131,217    $ 116,795
        Less allowances .....................................................        (4,147)      (3,847)
                                                                                   --------    ---------
        Accounts receivable, net ............................................     $ 127,070    $ 112,948
                                                                                  =========    =========
Property, plant and equipment--
        Property ............................................................     $   7,997    $  11,113
        Plant ...............................................................        32,002       46,783
        Machinery and equipment .............................................       152,947      420,019
                                                                                  ---------    ---------
           Total ............................................................       192,946      477,915
        Less accumulated depreciation .......................................        (3,390)    (222,886)
                                                                                  ---------    ---------
           Property, plant and equipment, net ...............................     $ 189,556    $ 255,029
                                                                                  =========    =========
Goodwill--
        Goodwill ............................................................     $  17,484    $ 925,152
        Less accumulated amortization .......................................             -     (245,927)
                                                                                  ---------    ---------
        Goodwill, net .......................................................     $  17,484    $ 679,225
                                                                                  =========     ========
Other intangibles--
        Other intangibles ...................................................     $  28,340    $  40,527
        Less accumulated amortization .......................................             -      (12,911)
                                                                                  ---------    ---------
        Other intangibles, net ..............................................     $  28,340    $  27,616
                                                                                  =========    =========
Other current liabilities--
        Restructuring - lease exit reserves .................................     $  14,671    $   5,343
        Other current liabilities ...........................................        37,084       41,103
                                                                                  ---------    ---------
            Total ...........................................................     $  51,755    $  46,446
                                                                                  =========    =========
Other long-term liabilities--
        Accrued pension cost (UK defined benefit pension) ...................     $  40,690    $   9,821
        Other long-term current liabilities .................................        25,217       36,609
                                                                                  ---------    ---------
            Total ...........................................................     $  65,907    $  46,430
                                                                                  =========    =========

Note 17--Business Segment, Geographic and Customer Information

     APW Ltd. operates as one reportable segment. APW Ltd. supplies electronic enclosures, thermal management systems, power supplies, and cabling either as individual products, or as an integrated system incorporating certain of APW Ltd.'s product design, supply chain management, assembly and test capabilities. Sales between geographic areas are insignificant and are accounted for at prices intended to yield a reasonable return to the selling affiliate.

     Enterprise-wide information is provided in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Geographical net sales is based on the origin of the sales. Asset information is based on physical location of the assets at the end of the fiscal year. The following table summarizes financial information by geographic region (dollars in thousands):

                                                       Successor
                                                        Company                  Predecessor Company
                                                     ---------------  ------------------------------------------
                                                      1 month ended     11 months ended    Years Ended August 31,
                                                                                          ----------------------
                                                     August 31, 2002     July 31, 2002       2001        2000
                                                     ---------------              ----       ----        ----
 Net sales:
       Americas ...................................    $  45,967           $ 441,120    $   780,248  $   734,315
       Europe and Asia ............................       27,421             339,567        487,436      505,227
                                                       ---------           ---------    -----------  -----------
             Totals ...............................    $  73,388           $ 780,687    $ 1,267,684  $ 1,239,542
                                                       =========           =========    ===========  ===========
 Property, plant and equipment:
       Americas ...................................    $  90,578                        $   149,723
       Europe and Asia ............................       86,144                             99,015
       General corporate and other ................       12,834                              6,291
                                                       ---------                        -----------
             Totals ...............................    $ 189,556                        $   255,029
                                                       =========                        ===========

     One customer accounted for more than 10% of total net sales in 2002. No single customer accounted for more than 10% of total net sales in fiscal 2001 or 2000. Export sales from United States operations were less than 3% of total net sales in each of the periods presented.

Note 18--Contingencies and Litigation

     APW Ltd. is a party to various legal proceedings which have arisen in the normal course of its business. These legal proceedings typically include product liability, environmental, toxic tort, labor, patent and contract claims, and commission disputes.

The Predecessor Company, as well as one current and one former executive, have been sued in three now-consolidated actions in the United States District Court for the Eastern district of Wisconsin in connection with alleged violations of Federal securities laws which preceded a drop in the price of its common stock ending on March 20, 2001. The first of these suits, captioned Stewart Norman Hicks v. APW Ltd. et al, was filed on December 10, 2001. The subsequently filed suits are captioned Robert Betz v. APW Ltd. et al, and Market Street Securities
v. APW Ltd. et al. The consolidated complaint alleges violations of Federal securities laws and seeks certification of a plaintiff class consisting of all purchasers of the Predecessor Company's common stock between September 26, 2000 and March 20, 2001, inclusive. The Complaint does not quantify the damages sought. The Company, as successor defendant pursuant to the plan, and the individual defendants have moved to dismiss the consolidated complaint, and briefing is anticipated to conclude by January 10, 2003. Under the provisions of the Amended POR confirmed by the Bankruptcy Court on July 24, 2002, the Company's financial exposure to an adverse judgment in this consolidated action is limited to $250,000.

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

     APW Ltd. has facilities at numerous geographic locations, which are subject to a range of environmental laws and regulations. Compliance with these laws has and will require expenditures on a continuing basis. Predecessors to APW Ltd. have been identified by the United States Environmental Protection Agency ("EPA") as "Potentially Responsible Parties" regarding various multi-party Superfund sites. Potentially Responsible Parties are jointly and severally liable with respect to Superfund remediation liabilities. Any liability in connection with these sites has been assumed by APW Ltd. Based on the Company's investigations, management believes that the Company is a de minimis participant in certain of these sites. As to two sites, the Company is a minor participant, and the Company's share of estimated cleanup costs is not likely to exceed $1.1 million and $2.3 million, respectively. In addition, the Company is also involved in other state cleanup actions for which management believes the aggregate costs of remediation are adequately reserved for.

     APW Ltd. anticipates that environmental costs will be expensed or capitalized depending on their future economic benefits. Expenditures that have no future economic value are expensed. Liabilities are recorded when environmental remediation is probable and the costs can be reasonably estimated. Environmental expenditures over the last three years for APW Ltd. have not been material. Although the level of future expenditures for environmental remediation is impossible to determine with any degree of certainty, management does not believe these costs are likely to have a material adverse effect on APW Ltd.'s financial position, results of operations or cash flows. Environmental remediation accruals of $5.6 million and $4.4 million were included in the Consolidated Balance Sheets at August 31, 2002 and 2001, respectively.

Note 19--Subsequent Event

     In December 2002, the Company announced plans to exit two manufacturing facilities and involuntarily terminate approximately 400 employees. Management plans to transfer the manufacturing operations of one exited facility to other APW facilities and to discontinue its backplane manufacturing operations in the other exited facility by no later than May 2003. The Company is currently in the process of quantifying the charge it expects to record in fiscal 2003 which will primarily be comprised of severance, lease exit and asset impairment related to the decision to exit these facilities.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of APW Ltd.:

     Our audits of the consolidated financial statements referred to in our report dated November 4, 2002, except for Note 10 and Note 14 as to the reverse share split which are as of December 23, 2002, on page 40 of this Form 10-K also included an audit of the financial statement schedule listed in the index incorporated by reference under Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
November 4, 2002

                            APW LTD. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in Thousands)

                                                                Additions (Deductions)
                                                                ----------------------
                                                 Balance at                       Net            Amounts                   Balance
                                                 Beginning   Charged to Costs  (Disposed)   Written Off Net               At End of
Description                                      of Period     and Expenses     Acquired    of (Recoveries)   Other (1)    Period
-----------                                      ---------         --------     --------       ------------   ---------    ------
Deducted from assets to
   which they apply:
Allowance for losses--
   trade accounts receivable
Successor Company 2002 One Month ............    $    3,777            195           --             (175)          --    $    4,147
Predecessor Company 2002 Eleven Months ......    $    3,847          2,334         (146)           2,290           32    $    3,777
Fiscal 2001 .................................    $    3,924          4,055          211            4,344            1    $    3,847
Fiscal 2000 .................................    $    3,537          1,184           57              967          113    $    3,924

Allowance for losses--
   Deferred tax assets
Successor Company 2002 One Month ............    $  202,207          2,960           --              718           --    $  204,449
Predecessor Company 2002 Eleven Months ......    $    9,784        232,661           --           40,238           --    $  202,207
Fiscal 2001 .................................    $    2,861          7,238           --              315           --    $    9,784
Fiscal 2000 .................................    $    1,159          2,192           --              490           --    $    2,861

__________

       (1) Primarily represents the effect of exchange rate changes on asset balances over the periods indicated.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              APW Ltd.
                              (Registrant)
Dated: December 27, 2002
                              By:
                                 -----------------------------------------
                                       Richard D. Carroll
                                       Vice President - Chief Financial Officer

                                       (Principal Financial Officer and duly
                                         authorized to sign on behalf of the
                                         Registrant)

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard G. Sim, Anthony W. Asmuth III and Richard
D. Carroll, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

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

                        Signature                                                        Title
                        ---------                                                        -----
    /s/ Richard G. Sim                                           Chairman of the Board, President and
    ---------------------------------------------------
    Richard G. Sim                                               Chief Executive Officer; Director

    /s/ Richard D. Carroll                                       Vice President - Chief Financial Officer
    ---------------------------------------------------
    Richard D. Carroll                                           (Principal Financial Officer)

    /s/ Todd A. Adams                                            Controller
    ---------------------------------------------------
    Todd A. Adams                                                (Principal Accounting Officer)

    /s/ Christopher S. Brothers                                  Director
    ---------------------------------------------------
    Christopher S. Brothers

    /s/ J. Richard Budd, III                                     Director
    ---------------------------------------------------
    J. Richard Budd, III

    /s/ W. Peter A. Douglas                                      Director
    ---------------------------------------------------
    W. Peter A. Douglas

    /s/ Michael P. Harmon                                        Director
    ---------------------------------------------------
    Michael P. Harmon

    /s/ Stephen A. Kaplan                                        Director
    ---------------------------------------------------
    Stephen A. Kaplan

    /s/ Toni J. Smith                                            Director
    ---------------------------------------------------
    Toni J. Smith

*Each of the above signatures is affixed as of December 27, 2002

                                 CERTIFICATIONS

I, Richard G. Sim, certify that:

1. I have reviewed this annual report on Form 10-K of APW Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002
                                               /s/  Richard G. Sim
                                               -------------------
                                               Richard G. Sim
                                               President and
                                               Chief Executive Officer

I, Richard D. Carroll, certify that:

1. I have reviewed this annual report on Form 10-K of APW Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002
                                                /s/ Richard D. Carroll
                                                -----------------------
                                                Richard D. Carroll
                                                Vice President and
                                                Chief Financial Officer

                                    APW Ltd.
                               (the "Registrant")
                          (Commission File No. 1-15851)

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2002
                                INDEX TO EXHIBITS

-----------------------------------------------------------------------------------------------------------------------------------
Exhibit
  No.                     Description                             Incorporated Herein by Reference to             Filed Herewith
-----------------------------------------------------------------------------------------------------------------------------------
2.1(a)           APW Ltd. Bankruptcy Disclosure Schedule and       Exhibit 99.2 to the Registrant's Form
                 Plan of Reorganization                            8-K dated May 1, 2002
-----------------------------------------------------------------------------------------------------------------------------------
2.1(b)           Amended and Restated Joint Plan of                Exhibit 2.1 to the Registrant's Form
                 Reorganization of Vero Electronics, Inc. and      8-K dated June 19, 2002
                 APW Ltd.
-----------------------------------------------------------------------------------------------------------------------------------
2.1(c)           Order of the Supreme Court of Bermuda, inter      Exhibit 2.1(c) to the Registrant's Form
                 alia, appointing Joint Provisional                10-Q for period ended May 31, 2002
                 Liquidators of APW Ltd. (now called BQX
                 Ltd.) dated May 30, 2002
-----------------------------------------------------------------------------------------------------------------------------------
2.1(d)           Order of the Supreme Court of Bermuda,            Exhibit 2.1(d) to the Registrant's Form
                 extending the powers of the Joint                 10-Q for period ended May 31, 2002
                 Provisional Liquidators of APW Ltd. (now
                 called BQX Ltd.) dated July 22, 2002
-----------------------------------------------------------------------------------------------------------------------------------
2.1(e)           U.S. Bankruptcy Court Order of APW Ltd. (now      Exhibit 99.2 to the Registrant's Form
                 called BQX Ltd.), entered July 24, 2002           8-K dated July 23, 2002
-----------------------------------------------------------------------------------------------------------------------------------
2.1(f)           Bermuda Supreme Court Order of APW Ltd. (now      Exhibit 99.3 to the Registrant's Form
                 called BQX Ltd.), entered July 30, 2002           8-K dated July 23, 2002
-----------------------------------------------------------------------------------------------------------------------------------
3.1(a)           Memorandum of Association of AWP Ltd. (N/K/A APW Ltd.)                                                 X
-----------------------------------------------------------------------------------------------------------------------------------
3.1(b)           Bye-Laws of APW Ltd.                                                                                   X
-----------------------------------------------------------------------------------------------------------------------------------
4.1              Sixth Amendment to Amended and Restated           Exhibit 99 to the Registrant's Form
                 Multicurrency Credit Agreement                    10-Q dated February 28, 2002
-----------------------------------------------------------------------------------------------------------------------------------
4.2              Amended and Restated Multi-Currency Credit        Exhibit 4.1 to the Registrant's Form
                 Agreement dated as of July 31, 2000 among         10-Q for quarter ended May 31, 2000
                 APW Ltd., APW North America, Inc., APW
                 Holdings Denmark APS, various financial
                 institutions, Bank One as Syndication Agent,
                 The Chase Manhattan Bank as Documentation
                 Agent and Bank of America, National
                 Association, as Administrative Agent,
                 arranged by Banc of America Securities LLC
-----------------------------------------------------------------------------------------------------------------------------------
4.3              Form of Amended and Restated Multi-Currency       Exhibit 4.1 to the Registrant's Form
                 Credit Agreement among APW Ltd., Various          8-K filed May 21, 2001
                 Financial Institutions, Bank One N.A., Chase
                 Manhattan Bank and Bank of America, National
                 Association
-----------------------------------------------------------------------------------------------------------------------------------
4.4              Form of First Amendment to Amended and            Exhibit 4.2 to the Registrant's Form
                 Restated Receivables Purchasing Agreement         8-K filed May 21, 2001
                 among Applied Power Credit corporation, APW
                 North America, Inc., Barton Capital
                 Corporation and Societe General
-----------------------------------------------------------------------------------------------------------------------------------
4.5              Form of Warrant and Registration Rights                                                                X
                 Agreement (U.S. Banks)
-----------------------------------------------------------------------------------------------------------------------------------
4.6              Form of Intercreditor Agreement between           Exhibit 4.6 to the Registrant's Form
                 Barton Capital Corporation, Societe General       8-K filed May 21, 2001
                 and Bank of America, National Association
-----------------------------------------------------------------------------------------------------------------------------------
4.7              Form of Guaranty (U.S. subsidiaries)              Exhibit 4.7 to the Registrant's Form 8-K
-----------------------------------------------------------------------------------------------------------------------------------

                                       72

-----------------------------------------------------------------------------------------------------------------------------------
Exhibit
  No.                     Description                             Incorporated Herein by Reference to             Filed Herewith
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  filed May 21, 2001
-----------------------------------------------------------------------------------------------------------------------------------
4.8             Form of Guaranty (U.K. subsidiaries)              Exhibit 4.8 to the Registrant's Form 8-K
                                                                  filed May 21, 2001
-----------------------------------------------------------------------------------------------------------------------------------
4.9             Form of Debenture (U.S.)                          Exhibit 4.9 to the Registrant's Form 8-K
                                                                  filed May 21, 2001
-----------------------------------------------------------------------------------------------------------------------------------
4.10            Form of Debenture (U.K.)                          Exhibit 4.10 to the Registrant's Form
                                                                  8-K filed May 21, 2001
-----------------------------------------------------------------------------------------------------------------------------------
4.11            Form of Assignment of Security Interest in        Exhibit 4.11 to the Registrant's Form
                United States Trademark and Patents among         8-K filed May 21, 2001
                APW Ltd., APW North America, Inc. and Bank
                of America, National Association
-----------------------------------------------------------------------------------------------------------------------------------
4.12            Form of Pledge Agreement among APW Ltd., APW      Exhibit 4.12 to the Registrant's Form
                North America, Inc., Rubicon USA Inc. and         8-K filed May 21, 2001
                Bank of America, National Association
-----------------------------------------------------------------------------------------------------------------------------------
4.13            Form of Amendment to Pledge Agreement             Exhibit 4.13 to the Registrant's Form
                                                                  8-K filed May 21, 2001
-----------------------------------------------------------------------------------------------------------------------------------
4.14            Form of Security Agreement among APW Ltd.,        Exhibit 4.14 to the Registrant's Form
                APW North America, Inc., APW Holding Denmark      8-K filed May 21, 2001
                APS and Bank of America, National Association
-----------------------------------------------------------------------------------------------------------------------------------
4.15            Form of Amendment to Security Agreement           Exhibit 4.15 to the Registrant's Form
                                                                  8-K filed May 21, 2001
-----------------------------------------------------------------------------------------------------------------------------------
4.16            Form of Intercreditor Agreement by and among      Exhibit 4.16 to the Registrant's Form
                Bank of America, N.A., various financial          8-K filed May 21, 2001
                institutions, Bank One, NA and The Royal
                Bank of Scotland, plc
-----------------------------------------------------------------------------------------------------------------------------------
4.17            Form of Amendment Agreement to the Facility       Exhibit 4.17 to the Registrant's Form
                Agreement between APW Enclosure Products and      8-K filed May 21, 2001
                Systems Limited and The National Westminster
                Bank plc
-----------------------------------------------------------------------------------------------------------------------------------
4.18            Form of Amendment Agreement to the Facility       Exhibit 4.18 to the Registrant's Form
                Agreement between APW Electronics Group plc,      8-K filed May 21, 2001
                other Borrowers under the Agreement, and The
                Royal Bank of Scotland plc
-----------------------------------------------------------------------------------------------------------------------------------
4.19            Form of Security Agreement by and among APW       Exhibit 4.19 to the Registrant's Form
                Ltd., APW North America, Inc., APW Holding        8-K filed May 21, 2001
                Denmark APS and The Royal Bank of Scotland
                plc
-----------------------------------------------------------------------------------------------------------------------------------
4.20            Form of The Royal Bank of Scotland Guaranty       Exhibit 4.20 to the Registrant's Form
                                                                  8-K filed May 21, 2001
-----------------------------------------------------------------------------------------------------------------------------------
4.21            Form of Assignment of Security interest in        Exhibit 4.21 to the Registrant's Form
                United States Trademarks and Patents among        8-K filed May 21, 2001
                APW Ltd., APW North America and The Royal
                Bank of Scotland, plc
-----------------------------------------------------------------------------------------------------------------------------------
4.22            Form of Pledge Agreement among APW Ltd., APW      Exhibit 4.22 to the Registrant's Form
                North America Inc., APW Holding Denmark APW       8-K filed May 21, 2001
                and The Royal Bank of Scotland plc
-----------------------------------------------------------------------------------------------------------------------------------
4.23            First Amendment No. 1 to Amended and              Exhibit 10.1 to the Registrant's Form
                Restated Multi-Currency Credit Agreement          8-K filed October 2, 2001
                (including Schedules)
-----------------------------------------------------------------------------------------------------------------------------------
4.24            First Amendment to Intercreditor Agreement        Exhibit 10.2 to the Registrant's Form
                (including Schedules)                             8-K filed October 2, 2001
-----------------------------------------------------------------------------------------------------------------------------------
4.25            Amended RBS and National Westminster Credit       Exhibit 10.3 to the Registrant's Form
                Facility Agreement                                8-K filed October 2, 2001
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Exhibit
  No.                     Description                             Incorporated Herein by Reference to             Filed Herewith
-----------------------------------------------------------------------------------------------------------------------------------
4.26            Post-Petition Multicurrency Super Priority        Exhibit 99.2 to the Registrant's
                Credit Agreement (referred to as Debtor in        Schedule 13E-3 filed on September 12,
                Possession Financing Agreement)                   2002
-----------------------------------------------------------------------------------------------------------------------------------
4.27            Intercreditor Agreement                           Exhibit 99.2 to the Registrant's Form
                                                                  8-K filed May 28, 2002
-----------------------------------------------------------------------------------------------------------------------------------
4.28            Guaranty                                          Exhibit 99.3 to the Registrant's Form
                                                                  8-K filed May 28, 2002
-----------------------------------------------------------------------------------------------------------------------------------
4.29            Reaffirmation of Existing Guaranties              Exhibit 99.4 to the Registrant's Form
                                                                  8-K filed May 28, 2002
-----------------------------------------------------------------------------------------------------------------------------------
4.30            Amended and Restated Pledge Agreement             Exhibit 99.5 to the Registrant's Form
                                                                  8-K filed May 28, 2002
-----------------------------------------------------------------------------------------------------------------------------------
4.31            Forbearance Agreement                             Exhibit 99.6 to the Registrant's Form
                                                                  8-K filed May 28, 2002
-----------------------------------------------------------------------------------------------------------------------------------
4.32            Amended and Restated Security Agreement           Exhibit 99.7 to the Registrant's Form
                                                                  8-K filed May 28, 2002
-----------------------------------------------------------------------------------------------------------------------------------
9.1             Investor Rights Agreement among shareholders      Exhibit 4.1 hereto
-----------------------------------------------------------------------------------------------------------------------------------
10.1            Management Stock Incentive Plan                                                                         X
-----------------------------------------------------------------------------------------------------------------------------------
10.2            Form of Contribution Agreement, Plan and          Exhibit 10.2 to the Registrant's Form 10
                Agreement Regarding Litigation, Claims and        Registration Statement dated May 1,
                Other Liabilities between Applied Power Inc.      2000, as amended
                and APW Ltd., dated as of July 21, 2000
-----------------------------------------------------------------------------------------------------------------------------------
10.3            Form of General Assignment, Assumption and        Exhibit 10.3 to the Registrant's Form 10
                Agreement Regarding Litigation, Claims and        Registration Statement dated May 1,
                Other Liabilities between Applied Power Inc.      2000, as amended
                and APW Ltd., dated as of July 21, 2000
-----------------------------------------------------------------------------------------------------------------------------------
10.4            Form of Transitional Trademark Use and            Exhibit 10.4 to the Registrant's Form 10
                License Agreement between Applied Power Inc.      Registration Statement dated May 1,
                and APW Ltd., dated as of July 21, 2000           2000, as amended
-----------------------------------------------------------------------------------------------------------------------------------
10.5            Form of Insurance Matters Agreement between       Exhibit 10.5 to the Registrant's Form 10
                Applied Power Inc. and APW Ltd., dated as of      Registration Statement dated May 1,
                July 21, 2000                                     2000, as amended
-----------------------------------------------------------------------------------------------------------------------------------
10.6            Form of Bill of Sale and Assumption of            Exhibit 10.6 to the Registrant's Form 10
                Liabilities between Applied Power Inc. and        Registration Statement dated May 1,
                APW Ltd., dated as of July 21, 2000               2000, as amended
-----------------------------------------------------------------------------------------------------------------------------------
10.7            Form of Employee Benefits and Compensation        Exhibit 10.7 to the Registrant's Form 10
                Agreement between Applied Power Inc. and APW      Registration Statement dated May 1,
                Ltd., dated as of July 21, 2000                   2000, as amended
-----------------------------------------------------------------------------------------------------------------------------------
10.8            Form of Tax Sharing and Indemnification           Exhibit 10.8 to the Registrant's Form 10
                Agreement between Applied Power Inc. and APW      Registration Statement dated May 1,
                Ltd., dated as of July 21, 2000                   2000, as amended
-----------------------------------------------------------------------------------------------------------------------------------
10.9            Form of Interim Administrative Services           Exhibit 10.9 to the Registrant's Form 10
                Agreement between Applied Power Inc. and APW      Registration Statement dated May 1,
                Ld., dated as of July 21, 2000                    2000, as amended
-----------------------------------------------------------------------------------------------------------------------------------
10.10           Form of Confidentiality and Nondisclosure         Exhibit 10.10 to the Registrant's Form
                Agreement between Applied Power Inc. and APW      10 Registration Statement dated May 1,
                Ltd., dated as of July 21, 2000                   2000, as amended
-----------------------------------------------------------------------------------------------------------------------------------
10.11           Form of Patent Assignment between Applied         Exhibit 10.11 to the Registrant's Form
                Power Inc. and Wright Line Inc. (n/k/a APW        10 Registration Statement dated May 1,
                Ltd.), dated as of July 21, 2000                  2000, as amended
-----------------------------------------------------------------------------------------------------------------------------------
10.12           Change in Control Agreement for Richard Sim       Exhibit 10.13 to the Registrant's Form
                                                                  10 Registration Statement dated May 1,
                                                                  2000, as amended
-----------------------------------------------------------------------------------------------------------------------------------
10.13           Change in Control Agreement for Todd Adams        Exhibit 10.12 to the Registrant's Form
                                                                  10 Registration Statement dated May 1,
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Exhibit
  No.                     Description                             Incorporated Herein by Reference to             Filed Herewith
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  2000, as amended
-----------------------------------------------------------------------------------------------------------------------------------
10.14           Change in Control Agreement for Susan Hrobar      Exhibit 10.13 to the Registrant's Form
                                                                  10 Registration Statement dated May 1,
                                                                  2000, as amended
-----------------------------------------------------------------------------------------------------------------------------------
10.15           Change in Control Agreement for Kashyap           Exhibit 10.14 to the Registrant's Form
                Pandya                                            10 Registration Statement dated May 1,
                                                                  2000, as amended
-----------------------------------------------------------------------------------------------------------------------------------
10.16           Change in Control Agreement for Richard D.        Exhibit 10.16 to the Registrant's Form
                Carroll                                           10 Registration Statement dated May 1,
                                                                  2000, as amended
-----------------------------------------------------------------------------------------------------------------------------------
10.17           Sim Letter assumed by APW                         Exhibit 10.22 to the Registrant's Form
                                                                  10 Registration Statement dated May 1,
                                                                  2000, as amended
-----------------------------------------------------------------------------------------------------------------------------------
10.18           Consent Agreement dated December 17, 2002                                                               X
                among APW Ltd. and various financial
                institutions under the Post-Petition
                Multi currency Super priority
                Credit Agreement
------------------------------------------------------------------------------------------------------------------------------------
10.19           Consent Agreement dated December 17, 2002                                                               X
                among APW Ltd. and various financial
                institutions under the Term Loan Agreement
------------------------------------------------------------------------------------------------------------------------------------
10.20           Form of First Amendment to Term Loan Agreement                                                          X
                dated December 23, 2002 among APW Ltd. and
                various financial institutions
------------------------------------------------------------------------------------------------------------------------------------
10.21           Form of Second Amendment to Post-Petition                                                               X
                Agreement dated December 23, 2002 among
                APW Ltd. and various financial institutions
------------------------------------------------------------------------------------------------------------------------------------
10.22           Term Loan Agreement dated as of July                                                                    X
                31, 2002 among AWP Ltd., various financial
                institutions and Bank of America, National
                Association, as Administrative Agent
------------------------------------------------------------------------------------------------------------------------------------
10.23           First Amendment to Post-Petition Multicurrency                                                          X
                Super Priority Credit Agreement, dated as of
                July 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
10.24           Intercreditor Agreement dated as of July 31, 2002                                                       X
------------------------------------------------------------------------------------------------------------------------------------
21.1            Subsidiaries of the Registrant                                                                          X
-----------------------------------------------------------------------------------------------------------------------------------
99.1            Certification Pursuant to 18 U.S.C. Section                                                             X
                1350, As Adopted Pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002
-----------------------------------------------------------------------------------------------------------------------------------
99.2            Certification Pursuant to 18 U.S.C. Section                                                             X
                1350, As Adopted Pursuant to Section 906 of
                the Sarbanes-Oxley Act of 2002
-----------------------------------------------------------------------------------------------------------------------------------